Form 10-Q
period 2005-06-30
KKR Financial Corp
filed 2005-08-01
CIK 1301508

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission file number 001-32542

KKR FINANCIAL CORP.
(Exact name of registrant as specified in its governing instruments)

Maryland (State or other jurisdiction of incorporation or organization)	20-1426618 (I.R.S. Employer Identification No.)
Four Embarcadero Center, Suite 2050 San Francisco, California (Address of principal executive offices)*	94111 (Zip Code)

(415) 315-3620
Registrant's telephone number, including area code

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares of the registrant's common stock outstanding as of June 30, 2005 was 78,470,742.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

KKR Financial Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except share information)

	June 30, 2005	December 31, 2004
Assets
Cash and cash equivalents	$14,435	$7,219
Restricted cash and cash equivalents	31,465	1,321
Securities available-for-sale	373,362	167,058
Securities available-for-sale, pledged as collateral	4,683,901	1,484,222
Loans held for investment	2,042,124	682,757
Derivative assets	9,899	223
Interest receivable	22,074	2,694
Principal receivable	421	—
Deferred tax asset	—	228
Other assets	2,672	1,618

Total assets	$7,180,353	$2,347,340

Liabilities and stockholders' equity
Liabilities
Borrowings:
Repurchase agreements	$4,771,756	$1,558,274
CLO senior notes payable	696,448	—
Demand loan	40,511	27,875

Total borrowings	5,508,715	1,586,149
Accounts payable, accrued expenses and other liabilities	46,989	1,157
Distribution payable	16,400	—
Accrued interest payable	10,274	771
Payable to manager and related party liabilities	1,717	1,765
Income tax liability	878	—
Derivative liabilities	1,660	750

Total Liabilities	5,586,633	1,590,592

Stockholders' equity
Preferred stock, $.01 par value, 50,000,000 shares authorized and none outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock, $.01 par value, 250,000,000 shares authorized and 78,470,742 shares issued and outstanding at June 30, 2005 and 41,004,492 shares issued and outstanding at December 31, 2004	785	410
Additional paid-in-capital	1,635,721	779,740
Deferred compensation	(13,780)	(18,413)
Accumulated other comprehensive income (loss)	(10,264)	1,720
Accumulated deficit	(18,742)	(6,709)

Total stockholders' equity	1,593,720	756,748

Total liabilities and stockholders' equity	$7,180,353	$2,347,340

See notes to condensed consolidated financial statements.

KKR Financial Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share information)

	Three months ended June 30, 2005	Six months ended June 30, 2005	For the Period from August 12, 2004 (Inception) through December 31, 2004
Net investment income:
Securities interest income	$46,048	$69,918	$2,715
Loan interest income	20,739	31,360	1,914
Dividend income	933	1,467	296
Other interest income	943	1,197	3,197

Total investment income	68,663	103,942	8,122
Interest expense	(48,281)	(68,730)	(975)

Net investment income	20,382	35,212	7,147
Other income (loss):
Net realized and unrealized gain (loss) on derivatives	2,169	2,345	(570)
Net realized gain on investments	472	815	75
Other (loss) income	(782)	(463)	7

Total other income (loss)	1,859	2,697	(488)
Non-investment expenses:
Management compensation to related party	10,731	18,739	11,222
Professional services	788	1,185	901
Insurance expense	216	433	335
Directors expenses	152	351	341
General and administrative expenses	858	1,477	797

Total non-investment expenses	12,745	22,185	13,596
Income (loss) before income tax expense (benefit)	9,496	15,724	(6,937)
Income tax expense (benefit)	994	1,106	(228)

Net income (loss)	$8,502	$14,618	$(6,709)

Net income (loss) per common share:
Basic	$0.21	$0.37	$(0.17)

Diluted	$0.21	$0.36	$(0.17)

Weighted-average number of common shares outstanding:
Basic	40,212	40,004	39,796

Diluted	40,994	40,689	39,796

Distributions declared per common share	$0.40	$0.65	$—

See notes to condensed consolidated financial statements.

KKR Financial Corp. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(Amounts in thousands)

	Shares of Common Stock	Common Stock at Par Value	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at August 12, 2004	—	$—	$1	$—	$—	$—	$—	$1
Net loss	—	—	—	—	—	(6,709)	(6,709)	(6,709)
Net change in unrealized gain on securities available-for-sale	—	—	—	—	1,720	—	1,720	1,720

Comprehensive loss	—	—	—	—	—	—	$(4,989)	—

Issuance of common stock, net of expenses	41,004	410	779,278	(18,413)	—	—		761,275
Amortization of common stock options	—	—	461	—	—	—		461

Balance at December 31, 2004	41,004	410	779,740	(18,413)	1,720	(6,709)		756,748

Net income	—	—	—	—	—	14,618	14,618	14,618
Net change in unrealized loss on cash flow hedges	—	—	—	—	(3,544)	—	(3,544)	(3,544)
Net change in unrealized loss on securities available-for-sale	—	—	—	—	(8,440)	—	(8,440)	(8,440)

Comprehensive income	—	—	—	—	—	—	$2,634	—

Common stock distributions	—	—	—	—	—	(26,651)		(26,651)
Issuance of common stock, net of expenses	37,472	375	848,534	—	—	—		848,909
Amortization of restricted common stock	—	—	5,883	4,633	—	—		10,516
Forfeiture of restricted common stock	(5)	—	(13)	—	—	—		(13)
Amortization of common stock options	—	—	1,577	—	—	—		1,577

Balance at June 30, 2005	78,471	$785	$1,635,721	$(13,780)	$(10,264)	$(18,742)		$1,593,720

See notes to condensed consolidated financial statements.

KKR Financial Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six months ended June 30, 2005	For the Period from August 12, 2004 (Inception) through December 31, 2004
Cash flows from operating activities:
Net income (loss)	$14,618	$(6,709)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Unrealized (gain) loss on derivatives	(2,204)	527
Foreign exchange translation loss	2,536	—
Share-based compensation	12,080	6,226
Amortization of premium (discount) on loans and securities	2,565	(4)
Gain on sale of securities available-for-sale	(815)	—
Depreciation and amortization	188	85
Deferred tax expense (benefit)	228	(228)
Changes in assets and liabilities:
Interest receivable	(19,380)	(2,694)
Other assets	(980)	(710)
Payable to manager and related party liabilities	(48)	1,765
Accounts payable, accrued expenses and other liabilities	2,140	1,157
Income tax liability	878	—
Accrued interest payable	9,503	771

Net cash provided by operating activities	21,309	186
Cash flows from investing activities:
Purchase of securities available-for-sale	(3,865,604)	(1,664,369)
Principal payments on securities available-for-sale	480,219	14,813
Proceeds from sale of securities available-for-sale	13,463	—
Purchase of loans	(1,555,761)	(683,377)
Principal payments on loans	192,878	620
Net additions to restricted cash and cash equivalents	(30,144)	(1,321)
Purchase of property and equipment	(262)	(993)

Net cash used in investing activities	(4,765,211)	(2,334,627)
Cash flows from financing activities:
Net proceeds from issuance of common shares	848,909	755,510
Proceeds from borrowings:
Repurchase agreements	32,740,601	2,285,274
CLO senior notes payable	696,448	—
Demand loan	12,636	27,875
Repayments of borrowing from repurchase agreements	(29,527,119)	(727,000)
Purchase of derivatives	(10,106)	—
Payment of distributions on common stock	(10,251)	—

Net cash provided by financing activities	4,751,118	2,341,659
Net increase in cash and cash equivalents	7,216	7,218
Cash and cash equivalents at beginning of period	7,219	1

Cash and cash equivalents at end of period	$14,435	$7,219

Supplemental cash flow information:
Interest expense paid in cash	$59,227	$230

Non-cash investing and financing activities:
Distributions on common stock declared but not paid	$16,400	$—

Unsettled securities trades	$43,692	$—

Issuance of restricted common stock	$—	$24,178

See notes to condensed consolidated financial statements.

KKR Financial Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization

        KKR Financial Corp. (the "Company" or "KKR Financial") is a specialty finance company that invests in multiple asset classes and uses leverage to generate competitive leveraged risk-adjusted returns. The Company currently makes investments in the following asset classes: (i) residential mortgage loans and mortgage-backed securities; (ii) corporate loans and debt securities; (iii) commercial real estate loans and debt securities; (iv) asset-backed securities; and (v) equity securities. The Company also makes opportunistic investments in other asset classes from time to time.

        The Company was organized as a Maryland corporation on July 7, 2004, and commenced operations on August 12, 2004 ("Inception"). KKR Financial Advisors LLC (the "Manager") manages the Company pursuant to a management agreement (the "Management Agreement"). The Manager is an affiliate of Kohlberg Kravis Roberts & Co. L.P. The Company intends to be taxed as a real estate investment trust ("REIT") and to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code") with respect thereto.

        On August 12, 2004, the Company completed its initial private placement of shares of its common stock at $20.00 per share that generated net proceeds of approximately $755.5 million. On June 29, 2005, the Company completed its initial public offering (the "IPO") of 37,500,000 shares of common stock that generated net proceeds of approximately $848.9 million. The Company sold 37,471,250 common shares at a price of $24.00 per share and selling stockholders sold 28,750 shares. The Company's stock is listed on the New York Stock Exchange under the symbol "KFN" and began trading on June 24, 2005. On June 23, 2005 the Company effectuated a reverse stock split of its common stock at a ratio of one share of common stock for every two shares of common stock then outstanding. The accompanying condensed consolidated financial statements have been adjusted to give effect to the reverse stock split.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of the Company and its taxable REIT subsidiaries: KKR TRS Holdings, Inc. ("KKR TRS"); KKR Financial CLO 2005-1, Ltd. ("CLO 2005-1"); KKR Financial CLO 2005-2, Ltd. ("CLO 2005-2"); KKR Financial CLO 2005-3, Ltd. ("CLO 2005-3"); and KKR Financial CDO 2005-1, Ltd. ("CDO 2005-1"). KKR TRS was formed to make, from time to time, certain investments that would not be REIT qualifying investments if made directly by the Company, and to earn income that would not be REIT qualifying income if earned directly by the Company. CLO 2005-1, CLO 2005-2, and CLO 2005-3 are entities established to complete collateralized loan obligation ("CLO") secured financing transactions. CDO 2005-1 is an entity established to complete a collateralized debt obligation ("CDO") secured financing transaction. The term "Company" refers to these entities collectively, unless otherwise noted. The entities consolidated by the Company are either wholly owned subsidiaries or entities established to complete secured financing transactions that are considered to be variable interest entities and for which the Company is the primary beneficiary. For additional information, see "Consolidation" below.

        The interim financial statements as of June 30, 2005 and for the three and six month periods then ended are unaudited; however, in the opinion of the Company's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results of a full year.

Consolidation

        The Company consolidates all entities in which it holds a greater than 50 percent voting interest. The Company also consolidates all variable interest entities ("VIEs") for which it is considered to be the primary beneficiary pursuant to Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, as revised ("FIN 46R"). In general, FIN 46R requires an enterprise to consolidate a VIE when the enterprise holds a variable interest in the VIE and is deemed to be the primary beneficiary of the VIE. An enterprise is the primary beneficiary if is absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both.

        CLO 2005-1, CLO 2005-2, CLO 2005-3, and CDO 2005-1 are VIEs and are not considered to be qualifying special-purpose entities as defined by Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 140"). The Company has determined it is the primary beneficiary of these entities and has included the accounts of these entities in these condensed consolidated financial statements.

        All inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, cash held in banks and highly liquid investments with original maturities of three months or less. Interest income earned on cash and cash equivalents is recorded in other interest income.

Restricted Cash and Cash Equivalents

        Restricted cash and cash equivalents represent amounts that are held by third parties under certain of the Company's debt obligations and derivative transactions.

Securities Available-for-Sale

        The Company classifies its investments in securities as available-for-sale as the Company may sell them prior to maturity and does not hold them principally for the purpose of selling them in the near term. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in certain securities. Upon the sale of a security, the realized net gain or loss is included in income on a specific identification basis.

        The Company monitors its available-for-sale investment portfolio for impairments. A loss is recognized when it is determined that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary. The Company considers many factors in determining whether the impairment of a security is deemed to be other-than-temporary, including but not limited to the length of time the security has had a decline in estimated fair value below its amortized cost, the amount of the unrealized loss, the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, external credit ratings and recent downgrades in such ratings.

Securities Interest Income Recognition

        Interest income on securities is accrued as earned using the effective yield method, which includes the accretion of purchase discounts or amortization of purchase premiums and the stated coupon interest payments. Actual prepayment and credit loss experience is reviewed quarterly and effective yields are recalculated when differences arise between prepayments and credit losses originally anticipated compared to amounts actually received plus anticipated future prepayments.

Loans

        The Company purchases pools of residential mortgage whole loans and participations in corporate leveraged loans and commercial real estate loans in the secondary market and through syndications of newly originated loans. Loans are held for investment and the Company initially records loans at its purchase prices. The Company subsequently accounts for loans based on their outstanding principal plus or minus unaccreted purchase discounts and unamortized purchase premiums. In certain instances, where the credit fundamentals underlying a particular loan have materially changed in such a manner that the Company's expected return on investment may decrease, the Company may elect to sell a loan held for investment due to adverse changes in credit fundamentals. Once the determination has been made by the Company that it will no longer hold the loan for investment, the Company accounts for the loan at the lower of amortized cost or estimated fair value.

Loan Interest Income Recognition

        Interest income on loans includes interest at stated coupon rates adjusted for accretion of purchase discounts and the amortization of purchase premiums. Purchase premiums are amortized and purchase discounts are accreted into income using the effective yield method, adjusted for prepayments.

Allowance and Provision for Loan Losses

        The Company maintains an allowance for loan losses at a level that management considers adequate based on an evaluation of known and inherent risks in the loan portfolio, including historical and industry loss experience, economic conditions and trends, collateral estimated fair values and quality, estimated fair values of our loans and other relevant factors.

        To estimate the allowance for loan losses, the Company first identifies impaired loans. Loans are generally evaluated for impairment individually, but loans purchased on a pooled basis with relatively smaller balances and substantially similar characteristics may be evaluated collectively for impairment. The Company considers a loan to be impaired when, based on current information and events, management believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its estimated fair value. Estimated fair value may be determined based on (i) observable market quotes, if available; (ii) the estimated sales price of the collateral less estimated disposition costs; or (iii) the present value of projected future cash flows. Increases in the allowance for loan losses are recognized in the statements of operations as a provision for loan losses. A charge-off or write-down of a loan is recorded, and the allowance for loan losses is reduced, when the loan or a portion thereof is considered uncollectible and of such little value that further pursuit of collection is not warranted.

        An impaired loan may be left on accrual status during the period the Company is pursuing repayment of the loan; however, the loan is placed on non-accrual status at such time as: (i) management believes that scheduled debt service payments will not be met within the coming 12 months; (ii) the loan becomes 90 days delinquent; (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (iv) the net realizable value of the underlying collateral securing the loan approximates the Company's carrying value of such loan. While on non-accrual status, interest income is recognized only upon actual receipt.

Property and Equipment

        Property, consisting of leasehold improvements and equipment, is carried at cost less depreciation and amortization and is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Equipment is depreciated using the straight-line method over the estimated useful lives of the respective assets of three years. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful lives or lease terms. Property and equipment, net of accumulated depreciation and amortization, are included in other assets.

Borrowings

        The Company finances the acquisition of its investments, including loans and securities available-for-sale, primarily through the use of secured borrowings in the form of securitization transactions structured as secured financings, repurchase agreements, warehouse facilities, and other secured and unsecured borrowings. The Company recognizes interest expense on all borrowings on an accrual basis.

Derivative Financial Instruments

        The Company recognizes all derivatives on the consolidated balance sheet at estimated fair value. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted ("SFAS No. 133"), the Company designates and documents each derivative contract as one of the following at the time the contract is executed: (i) a hedge of a recognized asset or liability or an unrecognized firm commitment; (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability; (iii) a hedge of a net investment in a foreign operation; or (iv) a derivative instrument not designated as a hedging instrument.

        In accordance with SFAS No. 133, the Company designates certain of its derivative instruments as cash flow hedges and formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction, at the time the derivative contract is executed. The Company assesses the effectiveness of the hedge both at inception and on an on-going basis and determines whether the hedge is highly effective in offsetting changes in cash flows of the linked hedge item. The Company records the effective portion of changes in the estimated fair value in accumulated other comprehensive income (loss) and subsequently reclassifies the related amount of accumulated other comprehensive income (loss) to earnings when the hedging relationship is terminated. If it is determined that a derivative has ceased to be a highly effective hedge, the Company will discontinue hedge accounting for such transaction. For derivatives that are not designated as hedges ("free-standing derivatives"), all changes in estimated fair value are recognized in the consolidated statements of operations.

Foreign Currency

        The Company makes investments in non-U.S. dollar-denominated securities and loans. As a result, the Company is subject to the risk of fluctuation in the exchange rate between the U.S. dollar and the foreign currency in which it makes an investment. In order to reduce the currency risk, the Company may maintain a short position in the applicable foreign currency. All investments denominated in foreign currency are converted to the U.S. dollar using prevailing exchange rates on the consolidated balance sheet date. Income, expenses, gains and losses on investments denominated in foreign currency are converted to the U.S. dollar using the prevailing exchange rates on the dates when they are recorded. Any related foreign exchange gains and losses are recorded in the consolidated statements of operations.

Manager Compensation

        The Company's Management Agreement provides for the payment of a base management fee to the Manager, as well as an incentive fee if the Company's financial performance exceeds certain benchmarks. See Note 10 for further discussion of the specific terms of the computation and payment of the incentive fee. The base management fee and the incentive fee are accrued and expensed during the period for which they are earned by the Manager.

Share-Based Payments

        The Company accounts for share-based compensation issued to its directors and to its Manager using the fair value based methodology prescribed by SFAS No. 123(R), Share-Based Payment ("SFAS No. 123(R)"). Compensation cost related to restricted common stock issued to the Company's Directors is measured at its estimated fair value at the grant date, and is amortized into expense over the vesting period on a straight-line basis. Compensation cost related to restricted common stock and common stock options issued to the Manager is initially measured at estimated fair value at the grant date, and is remeasured on subsequent dates to the extent the awards are unvested. To amortize compensation expense for the restricted common shares and common stock options granted to the Manager, the Company is using the graded vesting attribution method pursuant to SFAS No. 123(R).

Income Taxes

        KKR Financial intends to elect to be taxed as a REIT and to comply with the provisions of the Code with respect thereto. Accordingly, the Company is not subject to federal income tax to the extent that its distributions to stockholders satisfy the REIT requirements and certain asset, income and ownership tests, and recordkeeping requirements are fulfilled. Even if the Company qualifies for federal taxation as a REIT, it may be subject to some amount of federal, state and local taxes based on the Company's taxable income.

        KKR TRS, CLO 2005-1, CLO 2005-2, CLO 2005-3 and CDO 2005-1 are not consolidated for federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in KKR TRS, a domestic taxable REIT subsidiary, because it is taxed as a regular subchapter C corporation under the provisions of the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and federal income tax basis of assets and liabilities that existed on each consolidated balance sheet date. CLO 2005-1, CLO 2005-2, CLO 2005-3 and CDO 2005-1, the Company's foreign taxable REIT subsidiaries, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. Therefore, despite their status as taxable REIT subsidiaries, they generally will not be subject to corporate income tax on their earnings, and no provisions for income taxes for the three and six month periods ended June 30, 2005 are required; however, KKR Financial will generally be required to include their current taxable income in its calculation of REIT taxable income.

Earnings Per Share

        In accordance with SFAS No. 128, "Earnings per Share," the Company presents both basic and diluted earnings (loss) per share ("EPS") in its consolidated financial statements and footnotes thereto. Basic earnings (loss) per share ("Basic EPS") excludes dilution and is computed by dividing net income or loss allocable to common stockholders by the weighted average number of shares, including vested restricted common shares, outstanding for the period. Diluted earnings per share ("Diluted EPS") reflects the potential dilution of common stock options and unvested restricted common stock, if they are not anti-dilutive. See Note 3 for earnings per share computation.

Use of Estimates

        In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and revenues and expenses for the periods presented in the statement of operations. Actual results could differ from those estimates and assumptions. Significant estimates in the consolidated financial statements include interest income recognition from investments in securities and loans, valuation of securities and loans, derivative instruments, share-based payments, and prepayment rates for certain securities and loans.

Recent Accounting Pronouncements

        In June 2004, the Financial Accounting Standards Board, or FASB, issued Emerging Issues Task Force Abstract 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," ("EITF 03-1"). EITF 03-1 provides authoritative guidance regarding determining when an investment is considered impaired and the impairment is other-than-temporary. EITF 03-1 requires that we evaluate whether an impairment is other-than-temporary, and, if the impairment is other-than-temporary, recognize an impairment loss equal to the excess of the amortized cost over the estimated fair value of the investment. EITF 03-1 also provides guidance regarding accounting considerations subsequent to the recognition of an other-than-temporary impairment and guidance on the disclosure regarding unrealized losses that have not been recognized as other-than-temporary impairments. EITF 03-1 was originally effective for reporting periods beginning after June 15, 2004. In September 2004 the FASB proposed additional guidance related to debt securities that are impaired because of interest rate and/or credit spread increases and delayed the effective date for the implementation of certain provisions of EITF 03-1. On July 5, 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment and stated that the proposed FASB Staff Position ("FSP") EITF Issue No. 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1," will be issued as final. The final FSP will supersede EITF 03-1. We do not expect the adoption of the FSP, as contained in its current draft form, to have a material effect on our consolidated financial condition, consolidated results of operations, or liquidity because our current method of accounting for impairments is in accordance with EITF 03-1 and the FSP.

Note 3. Earnings per Share ("EPS")

        The Company calculates basic net income per share by dividing net income for the period by the weighted-average shares of its common stock outstanding for the period. Diluted net income per share takes into account the effect of dilutive instruments, such as common stock options and unvested restricted common stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. The following table presents a reconciliation of basic and diluted net income per share for the three and six-month periods ended June 30, 2005 (amounts in thousands, except per share information):

	Three months ended June 30, 2005	Six months ended June 30, 2005
Basic:
Net income	$8,502	$14,618

Weighted-average number of shares outstanding	40,212	40,004

Basic net income per share	$0.21	$0.37

Diluted:
Net income	$8,502	$14,618

Weighted-average number of shares outstanding	40,212	40,004
Plus: Incremental shares from assumed conversion of dilutive instruments	782	685

Adjusted weighted-average number of shares outstanding	40,994	40,689

Diluted net income per share	$0.21	$0.36

        For the period from Inception through December 31, 2004, the Company reported a net loss of $0.17 per share. Inclusion of unvested common stock options and unvested restricted common stock in the diluted loss per share calculation would reduce the net loss per share amount; therefore, they are considered anti-dilutive. As a result, the Company's diluted loss per share is equivalent to its basic loss per share for such period.

Note 4. Securities Available-for-Sale

        The following table summarizes the Company's securities classified as available-for-sale as of June 30, 2005, which are carried at estimated fair value (amounts in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Residential mortgage-backed securities	$4,772,518	$4,920	$(10,046)	$4,767,392
Commercial mortgage-backed securities	22,000	49	—	22,049
Asset-backed securities	5,000	38	—	5,038
High-yield securities	211,639	1,757	(3,688)	209,708
Common and preferred stock	52,826	516	(266)	53,076

Total	$5,063,983	$7,280	$(14,000)	$5,057,263

        The following table summarizes the Company's securities classified as available-for-sale as of December 31, 2004 which are carried at estimated fair value (amounts in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Residential mortgage-backed securities	$1,581,824	$911	$(24)	$1,582,711
Commercial mortgage-backed securities	12,000	7	—	12,007
Asset-backed securities	5,000	—	—	5,000
High-yield securities	19,578	477	(155)	19,900
Common and preferred stock	31,158	504	—	31,662

Total	$1,649,560	$1,899	$(179)	$1,651,280

        The Company commenced operations in August 2004; therefore, all securities in an unrealized loss position at June 30, 2005 or December 31, 2004 have been in an unrealized loss position for less than one year. The Company's review of such securities indicates that the decrease in estimated fair value was not due to permanent changes in the underlying credit fundamentals or in the amount of principal and interest expected to be received. In addition, the Company has the financial capacity and the intention to hold the securities for a period of time sufficient for a recovery in the estimated fair value. Therefore, management does not believe any of the securities held are other-than-temporarily impaired at June 30, 2005 or December 31, 2004.

Note 5. Loans

        The following is a summary of the Company's loans as of June 30, 2005 (amounts in thousands):

	Principal	Unamortized Premium/(Discount)	Net Amortized Cost
Corporate loans	$1,238,582	$(971)	$1,237,611
Residential mortgage loans	640,412	8,624	649,036
Commercial real estate loans	156,750	(1,273)	155,477

Total	$2,035,744	$6,380	$2,042,124

        The following is a summary of the Company's loans as of December 31, 2004 (amounts in thousands):

	Principal	Unamortized Premium/(Discount)	Net Amortized Cost
Corporate loans	$400,218	$(581)	$399,637
Residential mortgage loans	229,855	3,265	233,120
Commercial real estate loans	50,000	—	50,000

Total	$680,073	$2,684	$682,757

        At June 30, 2005 residential mortgage loans with an estimated fair value of $208.8 million (amortized cost of $208.0 million) and a commercial real estate loan with an estimated fair value of $10.1 million (amortized cost of $10.0 million) were pledged as collateral for borrowings under repurchase agreements. At December 31, 2004, residential mortgage loans with an estimated fair value of $233.9 million (amortized cost of $233.1 million) and a commercial real estate loan with an estimated fair value of $50.3 million (amortized cost of $50.0 million) were pledged as collateral for borrowings under repurchase agreements.

        At June 30, 2005, corporate loans with an estimated fair value of $819.0 million (amortized cost of $812.7 million) and commercial real estate loans with an estimated fair value of $20.1 million (amortized cost of $20.0 million) were owned by CLO 2005-1. At June 30, 2005, corporate loans with an estimated fair value of $290.4 million (amortized cost of $287.9 million) and commercial real estate loans with an estimated fair value of $20.1 million (amortized cost of $20.0 million) were owned by CLO 2005-2. Additionally, at June 30, 2005, commercial real estate loans with an estimated fair value of $105.8 million (amortized cost of $105.5 million) were owned by CDO 2005-1. See Note 6 for Borrowings.

        As of June 30, 2005 and December 31, 2004, the Company had not recorded an allowance for loan losses. In reviewing the Company's portfolio of loans and the observable secondary market prices, the Company did not identify any loans that exhibit characteristics indicating that impairment had occurred.

Note 6. Borrowings

        The Company leverages its portfolio of securities and loans through the use of repurchase agreements, warehouse facilities, short-term demand loans, and securitization transactions structured as secured financings. Each of the borrowing vehicles used by the Company bear interest at floating rates based on a spread above the London InterBank Offered Rate ("LIBOR") or commercial paper rates.

        Certain information with respect to the Company's borrowings as of June 30, 2005 is summarized in the following table (amounts in thousands):

	Repurchase Agreements	Demand Loan	CLO 2005-1 Senior Notes		CLO 2005-2 Repurchase Agreements	CDO 2005-1 Repurchase Agreements	Total
Outstanding borrowings	$4,761,352	$40,511	$696,448	(1)	$10,000	$404	$5,508,715
Weighted-average borrowing rate	3.38%	3.94%	3.73%		3.99%	4.36%
Weighted-average remaining maturity	25 days	1 day	11.82 years		1 day	1 day
Fair value of collateral	$4,974,880	$45,659	$913,282		$363,993	$105,844	$6,403,658

(1)
Amount represents principal outstanding of $703.0 million less unamortized issuance costs of $6.6 million.

        Certain information with respect to the Company's borrowings as of December 31, 2004 is summarized in the following table. Each of the borrowings listed is contractually due in one year or less (amounts in thousands):

	Repurchase Agreements	Demand Loan	Total
Outstanding borrowings	$1,558,274	$27,875	$1,586,149
Weighted-average borrowing rate	2.51%	2.79%
Weighted-average remaining maturity	20 days	1 day
Fair value of the collateral	$1,736,687	$31,662	$1,768,349

        In March 2005, the Company closed CLO 2005-1, a $1.0 billion CLO transaction that provides financing for investments consisting of corporate loans and certain other loans and securities. The investments that are owned by CLO 2005-1 collateralize the CLO 2005-1 debt, and as a result, those investments are not available to KKR Financial, its creditors or stockholders. CLO 2005-1 issued a total of $773.0 million of senior notes at par to investors. In addition, KKR Financial retained $148.0 million of rated mezzanine notes and $85.5 million of unrated subordinated notes issued by CLO 2005-1.

        The senior notes issued to investors by CLO 2005-1 consist of three classes of notes as follows: (i) $615.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.27%; (ii) $58.0 million of class B notes bearing interest at 3-month LIBOR plus 0.45%; and (iii) $100.0 million of class A-2 Delayed Draw notes bearing interest on the drawn amount at 3-month LIBOR plus 0.27% (at June 30, 2005, $30.0 million of the delayed draw notes were drawn). All of the notes issued mature on April 26, 2017, though the Company has the right to call the notes at par any time after April 2008 until maturity. At June 30, 2005, the net carrying amount of these senior notes was $696.4 million, consisting of principal outstanding of $703.0 million net of unamortized issuance costs of $6.6 million.

        During February 2005 the Company formed CLO 2005-2 and began borrowing from a warehouse facility, in the form of a repurchase agreement, to purchase corporate loans and certain other loans and securities. At June 30, 2005, CLO 2005-2 had borrowed $10.0 million. The repurchase facility bears interest at a rate of 30-day LIBOR plus 0.65% and as of June 30, 2005, there was $10.0 million outstanding. During April 2005 the Company formed CDO 2005-1 and began borrowing on a warehouse facility, in the form of a repurchase agreement, to purchase commercial real estate debt obligations. The repurchase facility bears interest at a rate of 30-day LIBOR plus 1.10% and as of June 30, 2005, there was $0.4 million outstanding.

        The Company's CLO and the CDO transactions are accounted for by the Company as secured borrowings as defined in SFAS No. 140.

        During June 2005, the Company entered into a $275.0 million secured revolving credit facility. This revolving credit facility matures on June 30, 2006, and, as of June 30, 2005, the Company had no borrowings outstanding. The revolving credit facility bears interest at 30-day LIBOR plus 1.00%.

Note 7. Derivative Financial Instruments

        The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets or from fluctuations in currency values, to the extent the Company makes foreign investments. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. The counterparties to these contractual arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. In the event of nonperformance by the counterparties, the Company is potentially exposed to credit loss. However, because of the high credit ratings of the counterparties the Company has entered into derivative transactions with, the Company does not anticipate that any of the counterparties will fail to meet their obligations.

        The following table summarizes the estimated net fair value of the derivative instruments held at June 30, 2005 and December 31, 2004 (amounts in thousands):

	As of June 30, 2005	As of December 31, 2004
Cash Flow Hedges:
Interest rate corridors	$8,090	$—
Interest rate swaps	(1,635)	—
Free-Standing Derivatives:
Interest rate swaptions	136	223
Credit default swaps	18	(625)
Forward foreign exchange contracts	1,630	(125)

Net fair value	$8,239	$(527)

Note 8. Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive (loss) income were as follows (amounts in thousands):

	As of June 30, 2005	As of December 31, 2004
Net unrealized (losses) gains on available-for-sale securities	$(6,720)	$1,720
Net unrealized (losses) on cash flow hedges	(3,544)	—

Accumulated other comprehensive (loss) income	$(10,264)	$1,720

        The changes in the components of other comprehensive income (loss) were as follows (amounts in thousands):

	Three months ended June 30, 2005	Six months ended June 30, 2005	For the Period from August 12, 2004 (Inception) through December 31, 2004
Unrealized gains on securities available-for-sale:
Unrealized holding gains (losses) arising during period	$29,431	$(7,625)	$1,720
Reclassification adjustments for gains realized in net income	(472)	(815)	—

Unrealized gains (losses) on securities available-for-sale	28,959	(8,440)	1,720
Unrealized (losses) on cash flow hedges	(18,764)	(3,544)	—

Other comprehensive income (loss)	$10,195	$(11,984)	$1,720

Note 9. Stock Options and Restricted Stock

        The Company has adopted a stock incentive plan (the "2004 Stock Incentive Plan") that provides for the grant of qualified incentive common stock options that meet the requirements of Section 422 of the Code, non-qualified common stock options, stock appreciation rights, restricted common stock and other share-based awards. The 2004 Stock Incentive Plan was amended on May 26, 2005. The Compensation Committee of the Board of Directors administers the plan. Stock options may be granted to the Manager, directors, officers and any key employees of the Manager and to any other individual or entity performing services for the Company.

        The exercise price for any stock option granted under the 2004 Stock Incentive Plan may not be less than 100% of the fair market value of the shares of common stock at the time the common stock option is granted. Each option must terminate no more than ten years from the date it is granted. The 2004 Stock Incentive Plan, as amended, authorizes that a total of 7,964,625 shares may be used to satisfy awards under the plan. The Company made its initial grants under the 2004 Stock Incentive Plan on August 12, 2004, and August 19, 2004, the dates that the Company closed its initial private placement of common stock and the date that over-allotment option was exercised, respectively.

        The following table summarizes restricted common stock transactions:

	Manager	Directors	Total
Unvested shares as of August 19, 2004	1,193,867	15,000	1,208,867
Issued	—	—	—
Vested	—	—	—
Forfeited	—	—	—

Unvested shares as of December 31, 2004	1,193,867	15,000	1,208,867

Issued	—	—	—
Vested	—	—	—
Forfeited	—	(5,000)	(5,000)

Unvested shares as of June 30, 2005	1,193,867	10,000	1,203,867

        The shares of restricted common stock granted to the directors were valued using the fair market value at the time of grant, $20.00 per share. Pursuant to SFAS No. 123(R), the Company is required to value any unvested shares of restricted common stock granted to the Manager at the current market price. The Company valued the unvested restricted common stock at $25.00 and $20.00 per share at June 30, 2005 and December 31, 2004, respectively.

        The following table summarizes common stock option transactions:

	Number of Options	Weighted Average Exercise Price
Outstanding as of August 19, 2004	1,989,779	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of December 31, 2004	1,989,779	$20.00

Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of June 30, 2005	1,989,779	$20.00

        None of the common stock options outstanding were exercisable at June 30, 2005, and December 31, 2004, respectively. The common stock options are valued using the Black-Scholes model using the following assumptions:

	June 30, 2005	December 31, 2004
Expected life	9.1 years	9.6 years
Discount rate	4.07%	4.44%
Volatility	20%	20%
Dividend yield	9%	9%

        The estimated fair value of the common stock options was $1.90 and $0.98 at June 30, 2005 and December 31, 2004, respectively. For the three and six month periods ended June 30, 2005 and the period from August 12, 2004 (Inception) through December 31, 2004, the components of share-based compensation expense are as follows (amounts in thousands):

	Three months ended June 30, 2005	Six months ended June 30, 2005	Period from August 12, 2004 (Inception) through December 31, 2004
Options granted to Manager	$1,069	$1,577	$461
Restricted shares granted to Manager	6,278	10,442	5,649
Restricted shares granted to certain directors	(13)	61	116

	$7,334	$12,080	$6,226

Note 10. Management Agreement and Related Party Transactions

        The Manager manages the Company's day-to-day operations, subject to the direction and oversight of the Company's Board of Directors. The Management Agreement was entered into on August 12, 2004. The initial term expires on December 31, 2006 and shall be automatically renewed for a one-year term through each anniversary date thereafter. Following the initial term, the Management Agreement may be terminated upon the affirmative vote of at least two-thirds of the Company's independent directors, or by a vote of the holders of a majority of the outstanding shares of the Company's common stock.

        The Management Agreement provides, among other things, that the Company pays to the Manager, in exchange for managing the day-to-day operations of the Company, certain fees and reimbursements, consisting of a base management fee, an incentive compensation fee, and reimbursement for out-of-pocket and certain other costs incurred by the Manager and related directly to the Company. All rent incurred by the Manager is paid by the Company as a component of the reimbursement of expenses.

        The Management Agreement contains certain provisions requiring the Company to indemnify the Manager with respect to all losses or damages arising from acts not constituting bad faith, willful misconduct, or gross negligence. The Company has evaluated the impact of these guarantees on its consolidated financial statements and determined that they are immaterial.

        For the three and six-month periods ended June 30, 2005, the Company incurred $3.4 million and $6.7 million, respectively, in base management fees. In addition, the Company recognized share-based compensation expense related to common stock options and restricted common stock granted to the Manager of $7.3 million and $12.0 million for the three and six month periods ending June 30, 2005, respectively (see Note 9). The Company also reimbursed the Manager $0.8 million and $1.7 million, respectively, for expenses for the three and six-month periods ended June 30, 2005. The Company incurred base management fees and reimbursed the manager for expenses of $5.1 million and $1.8 million, respectively, for the period from Inception through December 31, 2004. In addition, the Company recognized share-based compensation expense related to common stock options and restricted common stock granted to the Manager of $6.1 million for the period from Inception through

December 31, 2004. Base management fees incurred and share-based compensation expense relating to common stock options and restricted common stock granted to the Manager are included in management compensation to related party on the consolidated statement of operations. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of operations non-investment expense category based on the nature of the expense.

        No incentive compensation was earned or paid to the Manager during the three and six-month periods ended June 30, 2005 or during the period from Inception to December 31, 2004.

Note 11. Subsequent Events

        On July 1, 2005, the Compensation Committee of the Board of Directors (the "Compensation Committee") of the Company granted the Company's Chairman of the Board of Directors 4,819 shares of restricted common stock and granted Directors not affiliated with the Company an aggregate amount of 23,502 shares of restricted common stock. The restricted common stock vests in 1/3 increments on July 1, 2006, July 1, 2007 and July 1, 2008, subject to the Directors' continued service with the Company on such dates. In addition, on July 1, 2005, the Compensation Committee established the terms of the compensation to be paid to the Chairman of the Board of Directors and the non-affiliated Directors of the Company effective July 1, 2005.

        On July 11, 2005, the Manager entered into a lease for new office space. As the Manager's expenses are reimbursed by the Company under the Management Agreement, the Company will incur the costs of the new lease. The lease is for ten years and six months and commences on the later of November 1, 2005 or the date upon which the premises are available for occupancy. The total contractual payments to be made by the Manager during the term of the lease are $14.4 million.

        On July 14, 2005 the Company completed the purchase of approximately $1.4 billion of hybrid ARM securities. The Company was the sole purchaser of the securities and has determined that it is the primary beneficiary of the special purpose entity issuer. Accordingly, the Company will consolidate the accounts of the issuer on its consolidated financial statements as of July 14, 2005. The impact to the Company's consolidated financial statements will be the recognition of loans and secured debt.

        On July 14, 2005, the Compensation Committee granted the Manager 1,875,000 shares of restricted common stock. The restricted common stock vests in 1/3 increments on July 14, 2006, July 14, 2007 and July 14, 2008, subject to the Manager's continued service with the Company on such dates.

        On June 21, 2005 the Company's Board of Directors declared a cash distribution for the quarter ended June 30, 2005 on the Company's common stock to stockholders of record on June 21, 2005 and, on July 21, 2005, the Company's Board of Directors set the amount of the cash distribution at $0.40 per share, payable on August 2, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except where the context suggests otherwise, the terms "we," "us" and "our" refer to KKR Financial Corp. and its subsidiaries.

Executive Overview

        We are a specialty finance company that invests in multiple asset classes and uses leverage to generate competitive leveraged risk-adjusted returns subject to maintaining our status as a REIT, and our exemption from regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Our objective is to provide competitive returns to our investors through a combination of dividends and capital appreciation. As part of our multi-asset class strategy, we seek to invest opportunistically in those asset classes that can generate competitive leveraged risk-adjusted returns. The implementation of our multi-asset class strategy diversifies our investment portfolio. Investing in multiple asset classes does not, however, reduce or eliminate many of the risks associated with our investment portfolio such as geographic concentration risk, asset class concentration risk, and credit risk. We currently make investments in the following asset classes: (i) residential mortgage loans and mortgage-backed securities; (ii) corporate loans and debt securities; (iii) commercial real estate loans and debt securities; (iv) asset-backed securities; and (v) equity securities. We also make opportunistic investments in other asset classes from time to time. Our investment guidelines do not impose any limitations on the amount of our investments in any specific asset class. Our income is generated primarily from the difference between the interest and dividend income earned on our investments and the cost of our borrowings.

        We were organized as a Maryland corporation on July 7, 2004 and commenced operations on August 12, 2004 ("Inception"). We are managed by KKR Financial Advisors LLC (the "Manager") pursuant to a management agreement (the "Management Agreement"). The Manager is an affiliate of Kohlberg Kravis Roberts & Co. L.P. We intend to be taxed as a real estate investment trust ("REIT") and to comply with the provisions of the Internal Revenue Code (the "Code") with respect thereto.

        We completed our initial private placement of shares of our common stock on August 12, 2004, which generated net proceeds of approximately $755.5 million. We completed our initial public offering ("IPO") of our common stock on June 29, 2005, which generated net proceeds of approximately $848.9 million. In the IPO we sold 37,500,000 shares of common stock at $24.00 per share. The IPO included 28,750 shares of common stock that were sold by existing stockholders. Our stock is listed on the New York Stock Exchange under the symbol "KFN" and began trading on June 24, 2005. On June 23, 2005 we effected a reverse stock split of our common stock at a ratio of one share of common stock for every two shares of common stock then outstanding. The accompanying condensed consolidated financial statements have been adjusted to give effect to the reverse stock split.

        We commenced our investment activities by making our first investment on September 30, 2004. Assuming no material changes in market conditions or our business strategy, our objective is to have fully deployed our capital, including the proceeds from our IPO, on a leveraged basis during the second quarter of 2006. We used the proceeds from our IPO to reduce short-term borrowings and intend to fund future investments principally through borrowings until such time that we fully deploy our capital on a fully leveraged basis. Provided that market conditions and market opportunities are favorable we may undertake to raise additional equity capital subsequent to the deployment of our existing capital and leverage.

Forward Looking Statements

        Certain information contained in this Quarterly Report on Form 10-Q constitutes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on our current expectations, estimates and projections. Pursuant to those sections, we may obtain a "safe harbor" for forward-looking statements by identifying those and by accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words "believe," "anticipate," "intend," "aim," "expect," "strive," "plan," "estimate," and "project," and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors including, but not limited to, changes in interest rates and market values, changes in prepayment rates, general economic conditions, and other factors not presently identified. Other factors that may impact our actual results are discussed in our Registration Statement on Form S-11 (File No. 333-124103) under the section titled "Risk Factors". We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Critical Accounting Policies

        Our consolidated financial statements are prepared by management in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Refer to the Critical Accounting Policies section of our Form S-11 for a detailed description of our significant accounting policies. Our significant accounting policies are fundamental to understanding our financial condition and results of operations because some of these policies require that we make significant estimates and assumptions that may affect the value of our assets or liabilities and financial results. We believe that certain of our policies are critical because they require us to make difficult, subjective, and complex judgments about matters that are inherently uncertain. The critical policies summarized below relate to revenue recognition, other-than-temporary impairments, allowance for loan losses, accounting for derivative instruments and hedging activities, classification of investment securities, and share-based compensation. We have reviewed these critical accounting policies with our Board of Directors and our Audit Committee.

  Revenue Recognition

        We account for interest income on our investments using the effective yield method. For investments purchased at par, the effective yield is the contractual coupon rate on the investment. If the investment is purchased at a discount or at a premium, the effective yield is computed based on the contractual interest rate increased for the accretion of purchase discounts or decreased for the amortization of purchase premiums. The effective yield method requires that we make estimates of future prepayment rates for our investments that can be contractually prepaid prior to their contractual maturity date so that the purchase discount can be accreted, or the purchase premium can be amortized, over the estimated remaining life of the investment. The prepayment estimates that we use directly impact the estimated remaining lives of our investments. We review and adjust our prepayment estimates as of each quarter end or more frequently if we become aware of any material information that would lead us to believe that an adjustment is necessary. As of June 30, 2005, unamortized purchase premiums and unaccreted purchase discounts on our investment portfolio totaled $12.1 million and $24.8 million, respectively.

  Impairments

        We evaluate our investment portfolio for impairment as of each quarter end or more frequently if we become aware of any material information that would lead us to believe that an investment may be impaired. We evaluate whether the investment is considered impaired and whether the impairment is other-than-temporary. If we make a determination that the impairment is other-than-temporary, we recognize an impairment loss equal to the difference between the amortized cost basis and the estimated fair value of the investment. We consider many factors in determining whether the impairment of an investment is other-than-temporary, including but not limited to the length of time the security has had a decline in estimated fair value below its amortized cost, the amount of the loss, the intent and our financial ability to hold the investment for a period of time sufficient for a recovery in its estimated fair value, recent events specific to the issuer or industry, external credit ratings and recent downgrades in such ratings. As of June 30, 2005, we had aggregate unrealized losses on our securities classified as available-for-sale of approximately $14.0 million, which if not recovered may result in the recognition of future losses.

  Allowance for Loan Losses

        We maintain an allowance for loan losses at a level that we believe is adequate based on an evaluation of known and inherent risks related to our loan investments. When determining the adequacy of the allowance for loan losses we consider historical and industry loss experience, economic conditions and trends, the estimated fair values of our loans, credit quality trends and other factors that we determine are relevant. To estimate the allowance for loan losses, we first identify impaired loans. We evaluate our loans for impairment individually. We consider a loan to be impaired when, based on current information and events, we believe it is probable that we will be unable to collect all amounts due to us based on the contractual terms of the loan. When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its estimated fair value. Increases in the allowance for loan losses are recognized in our results of operations as a provision for loan losses. When we make a determination that some or all of the loan is uncollectible, we charge-off or write-down the loan and the allowance for loan losses is reduced.

        Currently, our residential mortgage loans are relatively homogeneous and the adequacy of the allowance for loan losses is based on a review of relevant factors including, but not limited to, current estimated fair values, industry statistics, current economic conditions, loan portfolio composition, delinquency trends and credit losses realized to-date on underlying loans. Because our mortgage loan portfolio is not seasoned we review these factors for similar portfolios of mortgage loans that have comparable FICO® scores, loan-to-value ratios ("LTV"), loan balances, and geographical diversity and that were originated through similar mortgage banking channels, and we use this information when assessing the adequacy of the allowance for loan losses. Our investments in commercial real estate mortgage loans and corporate loans are not homogeneous and we individually review each of the loans for impairments and use relevant information in our analysis including current estimated fair values, current valuation multiples, projected operating cash flow and projected liquidation cash flows.

  Accounting for Derivative Instruments and Hedging Activities

        Our policies permit us to enter into derivative contracts, including interest rate swaps, interest rate corridors, interest rate swaptions and credit derivatives. We use interest rate derivatives to manage interest rate risk. We formally document relationships between our hedging instruments and our hedged transactions as of the inception date of the hedge, including (i) our risk management objective and hedge strategy, (ii) the risk that we are hedging, (iii) the hedging instruments, consisting of the derivative instruments that comprise the hedge, (iv) the hedged transaction, consisting of the recognized or forecasted transaction that we are hedging, (v) the method that we used to assess the hedge's effectiveness on a retrospective and prospective basis, and (vi) the methodology that we will use to measure hedge ineffectiveness. On the date that we enter into an interest rate derivative transaction we designate the interest rate derivative as (i) a hedge of a forecasted transaction or of the variability of cash flows related to a recognized liability ("cash flow hedge") or (ii) held for trading ("trading instrument"). Our interest rate swaptions are undesignated derivative contracts and accounted for as trading instruments, and our interest rate swap and interest rate corridor contracts are designated and accounted for as cash flow hedges. We have not entered into any interest rate derivative transactions that are a hedge of the estimated fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge").

        For our cash flow hedges, we record and report our hedge instruments at estimated fair value on our balance sheet and record the changes in their estimated fair value in accumulated other comprehensive income (loss). Changes in these amounts are reclassified to our statements of operations over the effective hedge period as the hedged item affects earnings. Our cash flow hedge instrument must be "highly effective," as defined in SFAS No. 133, in achieving offsetting changes in the hedged item attributable to the risk that we are hedging in order to qualify for initial and recurring hedge accounting treatment. We recognize any hedge ineffectiveness related to our cash flow hedges as a component of interest expense during the period in which it occurs. Prior to the end of the specified cash flow hedge period, the effective portion of our hedge instrument gains and losses is recorded in other accumulated comprehensive income (loss). The estimated fair values of our hedge instruments are based on market prices provided by dealers that make markets in such hedging instruments. For our cash flow hedges, we are required to discontinue hedge accounting prospectively when we determine that (i) the hedging instruments are no longer effective in offsetting changes in the cash flows of a hedged transaction, (ii) we determine that it is no longer probable that the forecasted transaction will occur, or (iii) the designation of the hedging instruments as hedges is no longer permitted or appropriate.

        We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of June 30, 2005, the estimated fair value of our derivatives totaled $8.2 million. As of June 30, 2005, the estimated fair value of interest rate derivatives accounted for as cash flow hedges totaled approximately $6.5 million and the net change in unrealized loss on such cash flow hedges totaled approximately $3.5 million, which amount is recorded in accumulated other comprehensive income (loss) in the consolidated statements of changes in stockholders' equity.

  Classifications of Investment Securities

        Our investments in securities are classified as "available-for-sale" and are recorded and reported on our balance sheet at estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) on our balance sheet. We designate and classify our investments in securities as available-for-sale because we may sell them prior to their maturity date. We do not designate and classify our investments in securities as trading securities because we do not intend to trade them or sell them in the near term. We determine the estimated fair value of our investments in securities using quoted market prices, dealers who make markets in the securities, and third-party pricing services. When we sell an investment security, the realized net gain or loss on the sale of the security is included in our consolidated statements of operations and we specifically identify the security that was sold and its specific cost basis when we compute the net realized gain or loss. As of June 30, 2005, securities classified as available-for-sale totaled $5.1 billion.

  Share-Based Payment

        We account for share-based compensation issued to members of our Board of Directors and our Manager using the fair value based methodology in accordance with SFAS No. 123(R). We do not have any employees, although we believe that members of our Board of Directors are deemed to be employees for purposes of interpreting and applying accounting principles relating to share-based compensation. We record as compensation costs the restricted common stock that we issued to members of our board of directors at estimated fair value as of the grant date and we amortize the cost into expense over the three-year vesting period using the straight-line method. We recorded compensation costs for restricted common stock and common stock options that we issued to our Manager at estimated fair value as of the grant date and we remeasure the amount on subsequent reporting dates to the extent that the restricted common stock and/or common stock options have not vested. Unvested restricted common stock is valued using observable secondary market prices. Unvested common stock options are valued using the Black-Scholes model and assumptions based on observable market data for comparable companies. We amortize compensation expense related to the restricted common stock and common stock options that we granted to our Manager using the graded vesting attribution method in accordance with SFAS No. 123(R).

        Because we remeasure the amount of compensation costs associated with the unvested restricted common stock and unvested common stock options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our consolidated statements of operations in our consolidated financial statements will change based on the estimated fair value of our common stock and this may result in earnings volatility. For the three and six month periods ended June 30, 2005, share-based compensation totaled $7.3 and $12.1 million, respectively.

Recently Adopted Accounting Pronouncements

        In June 2004, the Financial Accounting Standards Board, or FASB, issued Emerging Issues Task Force Abstract 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," or EITF 03-1. EITF 03-1 provides authoritative guidance regarding determining when an investment is considered impaired and the impairment is other-than-temporary. EITF 03-1 requires that we evaluate whether an impairment is other-than-temporary, and, if the impairment is other-than-temporary, recognize an impairment loss equal to the excess of the cost over the estimated fair value of the investment. EITF 03-1 also provides guidance regarding accounting considerations subsequent to the recognition of an other-than-temporary impairment and guidance on the disclosure regarding unrealized losses that have not been recognized as other-than-temporary impairments. EITF 03-1 was originally effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB proposed additional guidance related to debt securities that are impaired because of interest rate and/or credit spread increases and delayed the effective date for the implementation of certain provisions of EITF 03-1. On July 5, 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment and stated that the proposed FASB Staff Position ("FSP") EITF Issue No. 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1," will be issued as final. The final FSP will supersede EITF 03-1. We do not expect the adoption of the FSP, as contained in its current draft form, to have a material effect on our consolidated financial condition, consolidated results of operations, or liquidity because our current method of accounting for impairments is in accordance with EITF 03-1 and the FSP.

Results of Operations

For the Three and Six Month Periods ended June 30, 2005

  Summary

        Our net income for the three and six month periods ended June 30, 2005 totaled $8.5 million (or $0.21 per diluted share) and $14.6 million (or $0.36 per diluted share), respectively. During the three month period ended June 30, 2005, our investment portfolio increased by 12.7% from $6.3 billion as of

March 31, 2005 to $7.1 billion as of June 30, 2005. For the six month period ended June 30, 2005, our investment portfolio increased by 208.7% from $2.3 billion as of December 31, 2004.

  Net Investment Income

        Net investment income for the three and six month periods ended June 30, 2005, was $20.4 million and $35.2 million, respectively. Investment income, primarily consisting of interest and dividend income from investments in securities and loans, totaled $68.7 million and $103.9 million for the three and six month periods ended June 30, 2005, respectively. For the three month period ended June 30, 2005, investment income primarily consisted of $49.0 million of interest income on residential adjustable rate mortgages, or ARM, securities, residential hybrid ARM securities and residential mortgage loans, $16.9 million of interest income on corporate loans and corporate debt securities, $2.6 million of interest income on commercial real estate loans and debt securities and $0.9 million of dividends on common and preferred stock, with total investment income offset by $1.7 million of net purchase price premium amortization. For the six month period ended June 30, 2005, investment income primarily consisted of $73.8 million of interest income on residential ARM securities, residential hybrid ARM securities and residential mortgage loans, $26.3 million of interest income on corporate loans and corporate debt securities, $3.5 million of interest income on commercial real estate loans and debt securities and $1.5 million of dividends on common and preferred stock, with total investment income offset by $2.3 million of net purchase price premium amortization. For the three and six month periods ended June 30, 2005, interest expense on our borrowings totaled $48.3 million and $68.7 million, respectively. For the three month period ended June 30, 2005, interest expense, including amortization of fees and expenses, related to our borrowings consisted of $39.3 million related to repurchase agreements and $9.0 million related to notes payable under our collateralized loan obligations. For the six month period ended June 30, 2005, interest expense, including amortization of fees and expenses, related to our borrowings consisted of $57.6 million related to repurchase agreements and $11.1 million related to notes payable under our collateralized loan obligations.

  Net Investment Gains and Losses

        Net investment gains and other income totaled $1.9 million for the three month period ended June 30, 2005 and was comprised of $0.5 million of gains realized on the sale of investments, $2.2 million of net realized and unrealized gains on derivatives and $0.8 million of net other loss. For the six month period ended June 30, 2005, net investment gains and other income totaled $2.7 million and was comprised of $0.8 million of gains realized on the sale of investments, $2.3 million of net realized and unrealized gains on derivatives and $0.5 million of net other loss.

  Non-Investment Expenses

        Non-investment expenses totaled $12.7 million and $22.2 million for the three and six month periods ended June 30, 2005, respectively. For the three month period ended June 30, 2005 management compensation to related party totaled $10.7 million and consisted of $3.4 million of base management fees payable to our Manager pursuant to the Management Agreement and $7.3 million of share-based compensation related to restricted common stock and common stock options granted to our Manager. For the six month period ended June 30, 2005, management compensation totaled $18.7 million and consisted of $6.7 million of base management fees payable to our Manager pursuant to the Management Agreement and $12.0 million of shared-based compensation related to restricted common stock and common stock options granted to our Manager. The base management fee payable was calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times our "equity" as defined in the Management Agreement. Our Manager is also entitled to an incentive fee provided that our quarterly "net income", as defined in the Management Agreement, before the incentive fee exceeds a defined return hurdle. We did not exceed the applicable hurdle during the three and six month periods ended June 30, 2005; accordingly, no incentive fee was earned or paid.

        General and administrative expenses totaled $0.9 million and $1.5 million, respectively, for the three and six month periods ended June 30, 2005, and consisted of expenses incurred by our Manager on our behalf that are reimbursable to our Manager pursuant to the Management Agreement. Professional services expenses totaled $0.8 million and $1.2 million, respectively, for the three and six month periods ended June 30, 2005 and consist of legal, accounting and other professional services. We expect that our recurring professional services expenses will continue to increase as our investment portfolio continues to increase.

  Income Tax Provision

        We intend to elect to be taxed as a REIT and to comply with the provisions of the Code with respect thereto. Accordingly, we are not subject to federal income tax to the extent that our distributions to stockholders satisfy the REIT requirements and that certain asset, income and ownership tests and recordkeeping requirements are fulfilled. Even if we qualify for federal taxation as a REIT, we may be subject to some amount of federal, state and local taxes on our taxable income. KKR TRS Holdings, Inc., our domestic taxable REIT subsidiary, is taxed as a regular subchapter C corporation under the provisions of the Code. KKR TRS Holdings, Inc. was formed to make, from time to time, certain investments that would not be REIT qualifying investments if made directly by us and to earn income that would not be REIT qualifying income if earned directly by us. For the three and six month periods ended June 30, 2005, KKR TRS Holdings, Inc. had pre-tax net income of $0.3 million and $2.6 million, respectively, that was primarily related to the derivative transactions discussed under "Net Investment Gains and Losses" above and the provision for income taxes totaled $1.0 million and $1.1 million, for the three and six month periods ended June 30, 2005, respectively. As of June 30, 2005, KKR TRS Holdings, Inc. had an income tax liability of $0.9 million.

        KKR Financial CLO 2005-1, Ltd., KKR Financial CLO 2005-2, Ltd., KKR Financial CLO 2005-3, Ltd., and KKR Financial CDO 2005-1, Ltd. are foreign taxable REIT subsidiaries that were formed to complete securitization transactions structured as secured financing transactions. They are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. Therefore, despite their status as taxable REIT subsidiaries, they generally will not be subject to corporate income tax on their earnings, and no provisions for income taxes for the three and six month periods ended June 30, 2005 have been recorded; however, we will generally be required to include their current taxable income in our calculation of REIT taxable income.

For the Period from August 12, 2004 (Inception) through December 31, 2004

  Summary

        Our net loss for the period totaled $(6.7) million or $(0.17) per share, which was principally due to limited investment income resulting from the implementation of our ramp-up, which began on August 12, 2004, when we closed the private placement of our common stock. Our investment portfolio totaled $2.3 billion as of December 31, 2004.

  Net Investment Income

        Net investment income for the period totaled $7.1 million. Investment income totaled $8.1 million and was comprised of $3.2 million of interest income on cash and cash equivalents, $2.0 million of interest income on residential ARM securities and residential mortgage loans, $1.9 million of interest income on corporate loans and corporate debt securities, $0.7 million of interest income on commercial real estate loans and debt securities, and $0.3 million of dividends on preferred stocks. Interest expense on our borrowings totaled $1.0 million.

  Net Investment Gains and Losses

        Net investment gains and losses and other income totaled a net loss of $(0.5) million and was comprised of $(0.6) million of net unrealized losses on derivatives offset by $0.1 million in realized gains on the sale of investments.

  Non-Investment Expenses

        Non-investment expenses totaled $13.6 million. Management compensation totaled $11.2 million and consisted of $5.1 million of base management fees payable to our Manager pursuant to the Management Agreement and $6.1 million of share-based compensation related to restricted common stock and common stock options granted to our Manager. The base management fee payable was calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times our "equity" as defined in the Management Agreement. Our Manager is also entitled to an incentive fee provided that our quarterly "net income", as defined in the Management Agreement, before the incentive fee exceeds a defined return hurdle. We did not exceed the applicable hurdle during the period; accordingly, no incentive fee was earned or paid. Professional services expenses totaled $0.9 million and consist of legal, accounting and other professional services. We expect that our recurring professional services expenses will continue to increase as our investment portfolio continues to increase. Insurance expenses totaled $0.3 million and consist of insurance premium expense for directors and officers insurance. Board of director expenses totaled $0.3 million and consist of board of director fees, board of director committee fees, amortization of restricted common stock granted to certain members of our Board of Directors and related expense reimbursements paid to the members of our Board of Directors. Other general and administrative expenses totaled $0.8 million and consist of expenses incurred by our Manager on our behalf that are reimbursable to our Manager pursuant to the Management Agreement.

  Income Tax Benefit

        KKR TRS Holdings, Inc., our domestic taxable REIT subsidiary, is taxed as a regular subchapter C corporation under the provisions of the Code. KKR TRS Holdings, Inc. was formed to make, from time to time, certain investments that would not be REIT qualifying investments if made directly by us and earn income that would not be REIT qualifying income if earned directly by us. From its operations, we recorded a deferred tax asset totaling $0.2 million as of December 31, 2004 and a corresponding income tax benefit of $0.2 million. KKR TRS Holdings, Inc.'s net loss was related to the derivative transactions discussed under "Net Investment Gains and Losses" above. As of December 31, 2004, KKR TRS Holdings, Inc. had a net operating loss carry forward of $0.2 million. We have not recorded a valuation allowance related to the deferred tax asset because we believe it is more likely than not that the benefit will be realized.

Financial Condition

Summary

        The tables below summarize the carrying value, amortized cost, and estimated fair value of our investment portfolio as of June 30, 2005 and December 31, 2004, classified by interest rate type. Carrying value is the value that investments are recorded on our consolidated balance sheets and is estimated fair value for securities and amortized cost for loans. Estimated fair values set forth in the tables below are based on dealer quotes and/or nationally recognized pricing services.

        The table below summarizes our investment portfolio as of June 30, 2005 classified by interest rate type:

Investment Portfolio
(Amounts in thousands)

	Carrying Value	Amortized Cost	Estimated Fair Value	Portfolio Mix % by Fair Value
Floating Rate:
Residential ARM Loans	$649,036	$649,036	$651,619	9.2%
Residential ARM Securities	2,004,120	2,001,241	2,004,120	28.4
Corporate Loans	1,237,611	1,237,611	1,246,534	17.7
Corporate Debt Securities	111,291	112,769	111,291	1.6
Commercial Real Estate Loans	120,000	120,000	120,275	1.7
Commercial Real Estate Debt Securities	22,049	22,000	22,049	0.3

Total Floating Rate	4,144,107	4,142,657	4,155,888	58.9
Hybrid Rate:
Residential Hybrid ARM Securities	2,763,272	2,771,277	2,763,272	39.1

Total Hybrid Rate	2,763,272	2,771,277	2,763,272	39.1
Fixed Rate:
Corporate Debt Securities	103,455	103,869	103,455	1.5
Commercial Real Estate Loans	35,477	35,477	35,819	0.5

Total Fixed Rate	138,932	139,346	139,274	2.0

Total	$7,046,311	$7,053,280	$7,058,434	100.0%

        The table above excludes common and preferred stock with an estimated fair value of $53.1 million and an amortized cost of $52.8 million as of June 30, 2005. As of June 30, 2005, the aggregate fair value of our investment portfolio exceeded the aggregate amortized cost value of our portfolio by $5.4 million and, as of the same date, we had unrealized losses totaling $3.5 million related to our cash flow hedges, as defined under SFAS No. 133. As of June 30, 2005, the aggregate net unamortized purchase discount related to our investment portfolio was $12.7 million.

        The table below summarizes our investment portfolio as of December 31, 2004, classified by interest rate type:

Investment Portfolio
(Amounts in thousands)

	Carrying Value	Amortized Cost	Estimated Fair Value	Portfolio Mix % by Fair Value
Floating Rate:
Residential ARM Loans	$233,120	$233,120	$233,877	10.1%
Residential ARM Securities	1,582,711	1,581,824	1,582,711	68.7
Corporate Loans	394,387	394,387	396,873	17.2
Corporate Debt Securities	16,814	16,578	16,814	0.7
Commercial Real Estate Loans	50,000	50,000	50,250	2.2
Commercial Real Estate Debt Securities	12,007	12,000	12,007	0.5

Total Floating Rate	2,289,039	2,287,909	2,292,532	99.4
Hybrid Rate:
Residential Hybrid ARM Securities	—	—	—	—

Total Hybrid Rate	—	—	—	—
Fixed Rate:
Corporate Loans	5,250	5,250	5,289	0.2
Corporate Debt Securities	8,086	8,000	8,086	0.4

Total Fixed Rate	13,336	13,250	13,375	0.6

Total	$2,302,375	$2,301,159	$2,305,907	100.0%

        The table above excludes preferred stock with an estimated fair value of $31.7 million and an amortized cost of $31.1 million as of December 31, 2004. As of December 31, 2004, the aggregate net unamortized purchase discount related to our investment portfolio was $5.2 million.

Asset Quality

  Asset Quality Review

        We evaluate and monitor the asset quality of our investment portfolio by performing detailed credit reviews and by monitoring key credit statistics and trends. We monitor the credit rating of our investment portfolio through the use of both Moody's Investors Services, Inc., or Moody's, and Standard & Poor's Ratings Service, or Standard & Poor's ratings, and Moody's weighted average rating factor, or WARF. WARF is the quantitative equivalent of Moody's traditional rating categories (e.g., Ba1, Ba2, etc.) and is used by Moody's in its credit enhancement calculations for securitization transactions. By monitoring both Moody's and Standard & Poor's ratings and Moody's WARF we can monitor trends and changes in the credit ratings of our investment portfolio. For residential mortgage loans and residential mortgage-backed securities we monitor the credit quality of the underlying borrowers by monitoring trends and changes in the underlying borrowers' FICO® scores. Borrowers with lower FICO® scores default more frequently than borrowers with higher FICO® scores. For residential and commercial real estate mortgage loans and mortgage-backed securities we monitor trends and changes in LTV ratios. Increases in LTV ratios are likely to result in higher realized credit losses when borrowers default.

  Securities Available-for-Sale

        The following table summarizes the amortized cost of our investment securities portfolio by investment class stratified by Moody's and Standard & Poor's ratings category as of June 30, 2005:

Investment Securities
(Amounts in thousands)

Ratings Category	Residential ARM Securities	Residential Hybrid ARM Securities	Corporate Debt Securities	Commercial Real Estate Debt Securities
Aaa/AAA	$1,942,062	$2,707,903	$—	$—
Aa1/AA+ through Aa3/AA-	21,498	28,378	—	—
A1/A+ through A3/A-	15,499	17,970	—	—
Baa1/BBB+ through Baa3/BBB-	10,999	9,147	111,394	12,000
Ba1/BB+ through Ba3/BB-	4,628	3,603	5,000	10,000
B1/B+ through B3/B-	2,745	2,019	47,409	—
Caa1/CCC+ through Caa3/CCC-	—	—	23,033	—
Non-Rated	3,810	2,257	29,802	—

Total	$2,001,241	$2,771,277	$216,638	$22,000

        The following table shows the amortized cost of our investment securities portfolio by investment class stratified by Moody's and Standard & Poor's ratings category as of December 31, 2004:

Investment Securities
(Amounts in thousands)

Ratings Category	Residential ARM Securities	Residential Hybrid ARM Securities	Corporate Debt Securities	Commercial Real Estate Debt Securities
Aaa/AAA	$1,522,749	$—	$—	$—
Aa1/AA+ through Aa3/AA-	21,500	—	—	—
A1/A+ through A3/A-	15,500	—	—	—
Baa1/BBB+ through Baa3/BBB-	11,000	—	5,000	12,000
Ba1/BB+ through Ba3/BB-	4,579	—	7,000	—
B1/B+ through B3/B-	2,695	—	7,578	—
Caa1/CCC+ through Caa3/CCC-	—	—	5,000	—
Non-Rated	3,801	—	—	—

Total	$1,581,824	—	$24,578	$12,000

  Loans

        Our residential ARM loan portfolio totaled $649.0 million as of June 30, 2005, representing an increase of 178% from $233.1 million as of December 31, 2004.

        We performed an allowance for loan losses analysis as of June 30, 2005 and December 31, 2004, and we made the determination that no allowance for loan losses was required as of June 30, 2005 or December 31, 2004. As of June 30, 2005 and December 31, 2004, none of the residential ARM loans that we owned were in default and we did not own any real estate properties that we had acquired through foreclosure. The weighted average original FICO® score and weighted average LTV ratio of our residential ARM loan portfolio were 739 and 62.2%, respectively, as of June 30, 2005. As of December 31, 2004, the weighted average original FICO® score and weighted average LTV ratio of our residential ARM loan portfolio were 744 and 63.5%, respectively. As of June 30, 2005, our residential ARM loan investment portfolio did not have any material concentrations in investor owned properties, multi-unit housing properties, condominium properties and/or cooperative properties. A material portion of our residential ARM loans are non-conforming mortgage loans, not due to credit quality, but because the mortgage loans have balances that exceed the maximum balances necessary to qualify as a conforming mortgage loan.

        Our corporate loan portfolio totaled $1.2 billion as of June 30, 2005 and $0.4 billion as of December 31, 2004. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of first and second lien loans, mezzanine loans and bridge loans. As of June 30, 2005 and December 31, 2004, none of the corporate loans in our investment portfolio were delinquent. We performed an allowance for loan losses analysis as of June 30, 2005 and December 31, 2004, and we have made the determination that no allowance for loan losses was required for our corporate loan portfolio as of June 30, 2005 or December 31, 2004.

        The following table shows the amortized cost of our corporate loans portfolio stratified by Moody's and Standard & Poor's ratings category as of June 30, 2005 and December 31, 2004:

Corporate Loans
(Amounts in thousands)

Ratings Category	As of June 30, 2005	As of December 31, 2004
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA-	—	—
A1/A+ through A3/A-	—	—
Baa1/BBB+ through Baa3/BBB-	—	—
Ba1/BB+ through Ba3/BB-	491,244	216,822
B1/B+ through B3/B-	657,077	182,815
Caa1/CCC+ through Caa3/CCC-	14,883	—
Non-Rated	74,407	—

Total	$1,237,611	$399,637

        Our commercial real estate loan portfolio totaled $155.5 million and $50.0 million as of June 30, 2005 and December 31, 2004, respectively. Our commercial real estate loan portfolio consists of senior, mezzanine, and bridge loans that are secured by commercial real estate. As of June 30, 2005 none of the commercial real estate loans in our investment portfolio were delinquent.

        We performed an allowance for loan losses analysis as of June 30, 2005 and December 31, 2004, and we have made the determination that no allowance for loan losses was required for our commercial real estate loan portfolio as of June 30, 2005 or December 31, 2004.

        The following table shows the amortized cost of our commercial real estate loans portfolio stratified by Moody's and Standard & Poor's ratings category as of June 30, 2005 and December 31, 2004:

Commercial Real Estate Loans
(Amounts in thousands)

Ratings Category	As of June 30, 2005	As of December 31, 2004
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA-	—	—
A1/A+ through A3/A-	—	—
Baa1/BBB+ through Baa3/BBB-	—	—
Ba1/BB+ through Ba3/BB-	—	—
B1/B+ through B3/B-	—	—
Caa1/CCC+ through Caa3/CCC-	50,000	50,000
Non-Rated	105,477	—

Total	$155,477	$50,000

Asset Repricing Characteristics

  Summary

        The table below summarizes the repricing characteristics of our investment portfolio as of June 30, 2005 and December 31, 2004, and is classified by interest rate type:

Investment Portfolio
(Amounts in thousands)

	As of June 30, 2005		As of December 31, 2004
	Amortized Cost	Portfolio Mix	Amortized Cost	Portfolio Mix
Floating Rate:
Residential ARM Loans	$649,036	9.2%	$233,120	10.1%
Residential ARM Securities	2,001,241	28.4	1,581,824	68.8
Corporate Loans	1,237,611	17.5	394,387	17.1
Corporate Debt Securities	112,769	1.6	16,578	0.7
Commercial Real Estate Loans	120,000	1.7	50,000	2.2
Commercial Real Estate Debt Securities	22,000	0.3	12,000	0.5

Total Floating Rate	4,142,657	58.7	2,287,909	99.4
Hybrid Rate:
Residential Hybrid ARM Securities	2,771,277	39.3	—	—

Total Hybrid Rate:	2,771,277	39.3	—	—
Fixed Rate:
Corporate Loans	—		5,250	0.2
Corporate Debt Securities	103,869	1.5	8,000	0.4
Commercial Real Estate Loans	35,477	0.5	—	—
Commercial Real Estate Debt Securities	—	—	—	—

Total Fixed Rate	139,346	2.0	13,250	0.6
Total	$7,053,280	100.0%	$2,301,159	100.0%

        The table above excludes common and preferred stock with an estimated fair value of $53.1 million and an amortized cost of $52.8 as of June 30, 2005 and preferred stock with an estimated fair value of $31.7 million and an amortized cost of $31.1 million as of December 31, 2004.

  Residential ARM Securities

        As of June 30, 2005, substantially all of our residential ARM securities were comprised of one-month LIBOR floating rate securities that reprice monthly and were subject to a weighted average maximum net interest rate of 11.20% which is materially above the then current weighted average net coupon of 3.30%. Our repricing risk on our portfolio of residential ARM securities increases materially if interest rates continue to increase to a level where the weighted average coupon rate approaches the weighted average maximum net interest rate of 11.20% because the weighted average coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average maximum interest rate of 11.20%.

  Residential Hybrid ARM Portfolio

        As of June 30, 2005, all of our residential hybrid ARM securities had underlying mortgage loans that were originated as 5/1 hybrid ARM loans. As of June 30, 2005, we owned 100% of the securities that represent 100% of the beneficial interest in the 5/1 hybrid ARM loans underlying our portfolio of hybrid ARM securities, except in the case of hybrid securities totaling $299.0 million. When the underlying residential hybrid mortgage loans convert from fixed rate to floating rate, the underlying mortgaged loans will have an interest rate based on one-year LIBOR or one-year constant maturity treasury index, or CMT, depending upon if the underlying mortgage loan is a LIBOR- or CMT-based mortgage loan. On the date that the residential hybrid ARM loans convert from a fixed rate to a floating rate loan, which we refer to as the roll date, our portfolio of residential hybrid ARM loans will have a weighted average coupon that is the sum of (i) the post-roll date index, and (ii) the weighted average post-roll date net margin. As of June 30, 2005 all of the mortgage loans underlying our residential hybrid ARM securities had a post roll date index reset frequency of one-year with 34% based on one-year LIBOR and 66% based on one-year CMT. Our repricing risk on our portfolio of residential hybrid ARM loans increases materially if interest rates continue to increase to a level where, subsequent to the roll date, the weighted average net coupon rate approaches the weighted average post roll date maximum net interest rate of 9.28% because the post roll date weighted average net coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average post roll date maximum net interest rate or 9.28%. As of June 30, 2005, the weighted average months until roll date for the mortgage loans underlying our residential hybrid ARM securities was 47. We did not own any residential hybrid ARM securities as of December 31, 2004.

  Residential ARM Loans

        As of June 30, 2005, all of our residential ARM loans were comprised of one-month LIBOR floating rate loans that reprice monthly and were subject to a weighted average maximum net interest rate of 10.29%, which is well above the then current weighted average net coupon of 4.14%. Our repricing risk on our portfolio of residential ARM loans increases materially if interest rates continue to increase to a level where the weighted average net coupon rate approaches the weighted average maximum interest rate of 10.29% because the weighted average coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average maximum interest rate of 10.29%.

  Corporate Loans and Securities

        All of our floating rate corporate loans and securities have index reset frequencies of less than twelve months with the majority of the loans resetting quarterly. The weighted average coupon on our floating rate corporate loans and securities was 6.07% and 4.93% as of June 30, 2005 and December 31, 2004, respectively. As of June 30, 2005, and December 31, 2004, the weighted average years to maturity of our floating rate corporate loans and securities was 6.2 years and 6.0 years, respectively.

        As of June 30, 2005, our fixed rate corporate debt securities had a weighted average coupon of 9.86% and a weighted average years to maturity of 7.5 years, as compared to 7.49% and 7.3 years, respectively, as of December 31, 2004.

  Commercial Real Estate Loans and Securities

        All of our floating rate commercial real estate loans and securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate commercial real estate loans and securities was 6.95% and 5.60% as of June 30, 2005 and December 31, 2004, respectively. As of June 30, 2005 and December 31, 2004, the weighted average years to maturity of our floating rate commercial real estate loans and securities was 2.9 years and 5.7 years, respectively.

        As of June 30, 2005, our fixed rate commercial real estate loans and securities had a weighted average coupon of 7.94% and a weighted average years to maturity of 6.0 years. We had no investments in fixed rate commercial real estate loans or securities as of December 31, 2004.

Portfolio Purchases

        We purchased $1.4 billion and $5.4 billion par amount of investments during the three and six month periods ended June 30, 2005, respectively. For the period from August 12, 2004 (Inception) through December 31, 2004 we purchased $2.3 billion par amount of investments.

        The table below summarizes our investment portfolio purchases for the periods indicated and includes the par amount, or face amount, of the securities and loans that were purchased:

Investment Portfolio Purchases
(Amounts in thousands)

	Three month period ended June 30, 2005		Six month period ended June 30, 2005		August 12, 2004 (Inception) through December 31, 2004
	Par Amount	%	Par Amount	%	Par Amount	%
Securities:
Residential ARM Securities	$73,423	5.3%	$739,205	13.8%	$1,604,594	69.1%
Residential Hybrid ARM Securities	299,040	21.9	2,935,532	54.7	—	—
Corporate Debt Securities	106,500	7.8	218,505	4.1	24,500	1.1
Commercial Real Estate Debt Securities	—	—	10,000	0.2	12,000	0.5

Total Securities Principal Balance	478,963	35.0	3,903,242	72.8	1,641,094	70.7
Loans:
Residential Mortgage Loans	189,781	13.9	436,501	8.1	229,855	9.9
Corporate Loans	592,150	43.3	916,701	17.1	400,774	17.3
Commercial Real Estate Loans	106,750	7.8	106,750	2.0	50,000	2.1

Total Loans Principal Balance	888,681	65.0	1,459,952	27.2	680,629	29.3

Grand Total Principal Balance	$1,367,644	100.0%	$5,363,194	100.0%	$2,321,723	100.0%

        The table above excludes purchases of $8.8 million and $24.7 million (cost) of common and preferred stock during the three and six month periods ended June 30, 2005, respectively, and $31.2 million (cost) during the period from August 12, 2004 (Inception) through December 31, 2004.

Stockholders' Equity

        Our stockholders' equity at June 30, 2005 and December 31, 2004 totaled $1,593.7 million and $756.7 million, respectively. Included in our stockholders' equity as of June 30, 2005 and December 31, 2004, is accumulated other comprehensive income (loss) totaling $(10.3) million and $1.7 million, respectively.

        Our average stockholders' equity and return on average stockholders' equity for the three and six month periods ended June 30, 2005 were $750.3 million and 4.6% and $753.8 million and 3.9%, respectively. Return on average stockholders' equity is defined as annualized net income divided by weighted average stockholders' equity. Our weighted average stockholders' equity and return on average equity for the period from August 12, 2004, the date we commenced operations, through December 31, 2004, were $756.1 million and (2.3%), respectively. Our weighted average stockholders' equity for the period from July 7, 2004 (date of incorporation) through December 31, 2004, is not considered meaningful, as substantive operations did not begin until August 12, 2004.

        Our book value per fully diluted share as of June 30, 2005 and December 31, 2004 was $20.31 and $18.46, respectively, and is computed based on 78,470,742 and 41,004,492 shares issued and outstanding as June 30, 2005 and December 31, 2004, respectively.

        On April 5, 2005, our Board of Directors authorized a cash distribution of $0.25 per share to our stockholders of record on April 5, 2005. This distribution was paid on April 18, 2005. The aggregate amount of the distribution, $10.3 million, exceeded net income for the quarter by $4.2 million.

        On June 21, 2005, our Board of Directors declared a cash distribution for the quarter ended June 30, 2005 on our common stock to stockholders of record on June 21, 2005. On July 21, 2005, our Board of Directors set the amount of the cash distribution at $0.40 per share, payable on August 2, 2005. The aggregate amount of the distribution, $16.4 million, exceeded net income for the quarter by $7.9 million.

Liquidity and Capital Resources

        We manage our liquidity with the intention of providing the continuing ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. As of June 30, 2005 and December 31, 2004, we had unencumbered assets totaling $874.4 million and $580.0 million, respectively, consisting of unpledged investments, cash and cash equivalents, and other assets. We also have the ability to borrow additional amounts related to certain of our encumbered assets.

        We believe that our liquidity level is in excess of that necessary to sufficiently enable us to meet our anticipated liquidity requirements including, but not limited to, funding our purchases of investments, required cash payments and additional collateral under our borrowings and our derivative transactions, required periodic cash payments related to our derivative transactions, payment of fees and expenses related to our Management Agreement, payment of general corporate expenses and general corporate capital expenditures and distributions to our common stockholders. As of June 30, 2005, we owed our Manager $1.7 million for the payment of management fees and reimbursable expenses pursuant to the Management Agreement.

        An increase in prepayment rates substantially above our expectations could, however, cause a temporary liquidity shortfall due to the timing of the necessary margin calls on the financing arrangements and the actual receipt of the cash related to principal paydowns. In addition, any material event that impacts capital markets participants may also impair our ability to access additional liquidity. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell assets or issue debt or additional equity securities.

        Our ability to meet our long-term liquidity and capital resource requirements may be subject to our ability to obtain additional debt financing and equity capital. We may increase our capital resources through offerings of equity securities (possibly including common stock and one or more classes of preferred stock), commercial paper, medium-term notes, securitization transactions structured as secured financings, and senior or subordinated notes. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations. Upon liquidation, holders of our debt securities and lenders with respect to other borrowings, as well as any holders of preferred stock that we may issue in the future, will receive a distribution of our available assets prior to holders of our common stock.

        The decisions by investors and lenders to enter into equity and financing transactions with us will depend upon a number of factors, including our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and our investors' and lenders' policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities.

        Any material event that impacts capital markets participants may also impair our ability to access additional liquidity and we may therefore be required to sell some or all of our portfolio investments in order to maintain sufficient liquidity. Such sales may be at prices lower than the carrying value of our pledged investments, which would result in our recognition of such losses and reduced income.

        In order to continue to qualify as a REIT and to eliminate corporate income taxes on the income we distribute to our stockholders, we are required to distribute 90% to 100% of our ordinary taxable income and short-term capital gains on an annual basis.

Sources of Funds

        Our sources of funding have consisted of the net proceeds from our August 2004 private placement of common stock and our June 2005 IPO of common stock of $755.5 million and $848.9 million, respectively. During the period from August 12, 2004 (Inception) through December 31, 2004, our primary source of funding after our August 2004 private placement consisted of borrowings under repurchase agreements. During the three and six month periods ended June 30, 2005 our sources of borrowed funding consisted of borrowings under repurchase agreements and securitization transactions structured as secured financings. Our securitization transactions are accounted for as a secured financing under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The securitization transactions we have utilized for secured financings have consisted of collateralized loan obligations ("CLO") and collateralized debt obligations ("CDO").

  Equity Transactions

        On August 12, 2004, we completed our initial private placement of our common stock at $20.00 per share that generated net proceeds of approximately $755.5 million. On June 29, 2005, we completed our IPO of 37,500,000 shares of common stock that generated net proceeds of approximately $848.9 million. We sold 37,471,250 common shares at a price of $24.00 per share and selling stockholders sold 27,850 shares. Our stock is listed on the New York Stock Exchange under the symbol "KFN" and began trading on June 24, 2005. On June 23, 2005, we effected a reverse stock split of our common stock at a ratio of one share of common stock for every two shares of common stock then outstanding.

  Securitization Transactions

        On March 30, 2005, we closed KKR Financial CLO 2005-1, Ltd. ("CLO 2005-1"), a $1.0 billion collateralized loan obligation transaction that provides us with secured financing for investments consisting of corporate loans and certain other loans and securities. The assets that are owned by CLO 2005-1 secure the CLO 2005-1 debt, and as a result, those investments are not available to us, our creditors or stockholders. CLO 2005-1 issued a total of $773.0 million of senior notes, including $100.0 million of senior delayed draw notes, at par to investors and we retained $148.0 million of rated mezzanine notes and $85.5 million of unrated subordinated notes. The rated mezzanine notes consists of $64 million rated A2/A, $64.0 million rated Baa3/BBB-, $15.0 million rated Ba2/BB-, and $5.0 million rated B2/B-. All of the notes issued mature on April 26, 2017, however we have the right to call the notes at par any time after April 2008. At June 30, 2005, the net carrying amount of these senior notes was $696.4 million consisting of principal outstanding of $703.0 million less unamortized issuance costs of $6.6 million.

        The manager for CLO 2005-1 is KKR Financial Advisors II, LLC ("KFA II"), a wholly-owned subsidiary of KKR Financial LLC. As compensation for the performance of its obligations under the collateral management agreement, KFA II is entitled to receive a senior collateral management fee of 0.15% per annum based on the aggregate principal amount of certain collateral, as calculated on a quarterly basis pursuant to the terms of the indenture. KFA II, in its sole and absolute discretion, may elect to defer or permanently waive payment of all or any portion of the foregoing fees on any related payment date. KFA II has elected to permanently waive the senior collateral management fees from March 30, 2005 through October 10, 2005 and has advised us that it intends, but is not legally obligated, to waive such fees in the future until such time that our capital is fully deployed. The amount of senior collateral management fees permanently waived totaled approximately $750,000. There can be no assurances that KFA II will waive the senior collateral management fees for any period(s) subsequent to October 10, 2005.

        In preparation for future securitization transactions, during the first quarter of 2005 we formed KKR Financial CLO 2005-2, Ltd. ("CLO 2005-2"), KKR Financial CLO 2005-3, Ltd. ("CLO 2005-3"), and KKR Financial CDO 2005-1, Ltd. ("CDO 2005-1"). CLO 2005-2 and CLO 2005-3 will be used to provide secured financing principally for the purchase of corporate loans and securities. We formed CDO 2005-1 to provide secured financing for the purchase of principally commercial real estate loans and securities. CLO 2005-2 has entered into a $665.0 million warehouse facility, in the form of a repurchase agreement. At June 30, 2005, there was $10.0 million outstanding under the repurchase facility that bears interest at a rate of 30-day LIBOR plus 0.65%. As of June 30, 2005, CLO 2005-2 had assets totaling $374.0 million. CLO 2005-3 has not entered into a warehouse facility with a third party and as of June 30, 2005, CLO 2005-3 is funded solely by the Company. CDO 2005-1 has entered into a $300 million warehouse facility, in the form of a repurchase agreement. At June 30, 2005, there was $0.4 million outstanding under the repurchase facility that bears interest at a rate of 30-day LIBOR plus 1.10%. As of June 30, 2005, CDO 2005-1 had assets totaling $105.8 million.

  Repurchase Agreements

        As of June 30, 2005, we had $4.8 billion outstanding on six repurchase facilities with a weighted average effective cost of 3.38% and a weighted average remaining term to maturity of 25 days. As of June 30, 2005, we had pledged securities as collateral under the repurchase agreements with an aggregate amortized cost of $5.0 billion and an aggregate estimated fair value of $5.0 billion. Because we borrow under repurchase agreements based on the estimated fair value of our pledged securities, and because changes in interest rates can negatively impact the valuation of our pledged securities, our ongoing ability to borrow under our repurchase facilities may be limited and our lenders may initiate margin calls in the event interest rates change or the value of our pledged securities decline as a result of adverse changes in interest rates or credit spreads.

        At June 30, 2005, we had repurchase agreements with the following counterparties:

Repurchase Agreements
(Amounts in thousands)

Counterparty	Amount At Risk(1)	Weighted Average Maturity (Days)	Weighted Average Interest Rate
Credit Suisse First Boston LLC	$20,942	20	3.36%
Bear, Stearns & Co. Inc.(2)	94,899	28	3.49%
J.P. Morgan Securities Inc.(3)	107,768	27	3.34%

Total	$223,609

Notes:

(1)
Computed as an amount equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)
The counterparties included here are Bear Stearns International Limited, Liquid Funding Ltd., a commercial paper conduit sponsored by Bear, Stearns & Co. Inc., and Bear Stearns Mortgage Capital Corporation.

(3)
This amount at risk includes CLO 2005-2. J.P. Morgan Chase Bank, N.A. and J.P. Morgan Securities Ltd. are the counterparties to the CLO 2005-2 warehouse facility.

  Secured Credit Facility

        During June 2005, we entered into a $275 million secured credit facility that matures on June 15, 2006, with affiliates of J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. as agents, joint bookrunners, arrangers and lenders under that facility. Participants in the secured credit facility include J.P. Morgan Chase Bank, N.A., Citicorp North America, Inc., and Bank of America, N.A. Among other things, the new facility limits the amount of distributions we may make to 100% of our taxable income computed without giving effect to net operating loss carryforwards and nonrecurring items (including, but not limited to, stock-based compensation expense and bad debt write-offs), prohibits distributions in the event of certain defaults under the credit facility and specifies negative covenants as to our leverage and net worth. Outstanding borrowings under our new credit facility will bear interest at either (i) an alternate base rate per annum equal to the greater of (a) the prime rate in effect on such day, and (b) the federal funds effective rate in effect on such day plus 1/2 of 1% or (ii) an interest rate per annum equal to the rate of 30-day LIBOR for such interest period multiplied by a Statutory Reserve Rate (as defined in such credit facility), plus 1%.

  Capital Utilization and Leverage

        As of June 30, 2005 and December 31, 2004, we had stockholders' equity totaling $1,593.7 and $756.7 million, respectively, and our leverage was 3.5 times and 2.1 times, respectively, to our stockholders' equity.

        As of June 30, 2005, we believe that we have sufficient capital to increase borrowings significantly before becoming capital or leverage constrained.

  Off-Balance Sheet Commitments

        As of June 30, 2005, we had committed to purchase or participate in corporate loan transactions with aggregate commitments totaling $198.9 million. In a typical corporate leveraged loan or commercial real estate loan syndication, there is a delay between the time we are informed of our allocable portion of such loan and the actual funding of such loan.

        As of June 30, 2005, we had purchased or participated in corporate loan delayed draw transactions with aggregate commitments totaling $13.4 million. In a delayed draw transaction, we have made available to the borrower a stated amount to be drawn as needed within a specified future period of time.

  Contractual Obligations

        The table below summarizes our contractual obligations as of June 30, 2005. The table below excludes accrued interest expenses, contractual commitments related to our derivatives, except for our interest rate swaps included below, and the Management Agreement that we have with our Manager because those contracts do not have fixed and determinable payments:

Contractual Obligations
(Amounts in thousands)

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 years
Repurchase agreements	$4,771,756	$4,771,756	$—	$—	$—
CLO 2005-1 senior notes payable	696,448	—	—	—	696,448
Demand loan	40,511	40,511			—
Loan purchase and participation commitments	198,944	198,944	—	—	—
Delayed draw loan commitments	13,359	13,359	—	—	—
Amortizing interest rate swaps	195,029	53,019	122,235	19,775	—

Total	$5,916,047	$5,077,589	$122,235	$19,775	$696,448

  REIT Matters

        As of June 30, 2005 and December 31, 2004, we believe that we qualified as a REIT under the provisions of the Code. The Code requires that at least 75% of our total assets must be "real estate assets" as defined in the Code. The Code also requires that at least 75% of our gross income come from real estate sources and 95% of our gross income come from real estate sources and certain other sources itemized in the Code, such as dividends and interest. As of June 30, 2005 and December 31, 2004, we believe that we were in compliance with such requirements. As of June 30, 2005 and December 31, 2004, we also believe that we met all of the REIT requirements regarding the ownership of our common stock and the distributions of our taxable income.

        To maintain our status as a REIT for federal income tax purposes, we are required to declare dividends amounting to at least 90% of our taxable income for each year by the time we file our applicable tax return for such year and pay such amounts on or before the first regular dividend payment date after such declaration. In addition, for each taxable year, to avoid certain federal excise taxes, we are required to declare and pay dividends amounting to certain designated percentages of our taxable income by the end of such taxable year. For the period covered by our calendar year 2004 federal tax return, we met all of the distribution requirements of a REIT. Since as a REIT, we expect to make distributions based on taxable income, we expect that our distributions may at times be more or less than our reported earnings.

        Total taxable income and REIT taxable income are non-GAAP financial measurements, and do not purport to be an alternative to net income (loss) determined in accordance with GAAP as a measure of operating performance or to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Total taxable income is the aggregate amount of taxable income generated by us and by our domestic and foreign taxable REIT subsidiaries. REIT taxable income excludes the undistributed taxable income of our domestic taxable REIT subsidiary, which is not included in REIT taxable income until distributed to us. There is no requirement that our domestic taxable REIT subsidiary distribute its earnings to us. REIT taxable income, however, includes the taxable income of our foreign taxable REIT subsidiaries because we will generally be required to recognize and report their taxable income on a current basis. These non-GAAP financial measurements are important because we are structured as a REIT and the Code requires that we pay substantially all of our taxable income in the form of distributions to our stockholders. The non-GAAP financial measurements of total taxable income and REIT taxable income are critical in the determination of the amount of the minimum distributions that we must pay to our stockholders so as to comply with the rules set forth in the Code. Because not all companies use identical calculations, this presentation of total taxable income and REIT taxable income may not be comparable to other similarly titled measures prepared and reported by other companies. The table below reconciles the differences between GAAP and total taxable income and REIT taxable income for the three and six month periods ended June 30, 2005 and the period from August 12, 2004 (Inception) through December 31, 2004:

Reconciliation of Reported Net Income (Loss) to Total Taxable Income
and REIT Taxable Income (Loss)
(Amounts in thousands, except per share amounts)

	Estimated For the Three Months Ended June 30, 2005		Estimated For the Six Months Ended June 30, 2005		Estimated For the Period from August 12, 2004 (Inception) through December 31, 2004
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Reported net income (loss)	$8,502	$0.21	$14,618	$0.36	$(6,709)	$(0.17)
Interest income and expense	(21)	—	89	—	—	—
Share-based compensation	7,334	0.18	12,080	0.30	(17,651)	(0.44)
Depreciation of fixed assets	57	—	109	—	—	—
Gains (losses) on sales of assets to third parties	(81)	—	(81)	—		—
Tax gains (losses) on sales of assets to affiliates	133	—	4,386	0.11	—	—
Realized and unrealized derivative gains (losses)	119	—	(369)	(0.01)	543	0.01
Unrealized losses (gains) on foreign currency translations	2,344	0.06	2,536	0.06		—
Income tax expense (benefit)	994	0.02	1,106	0.03	(228)	—

Total taxable income (loss)	19,381	0.47	34,474	0.85	(24,045)	(0.60)
Undistributed taxable income of domestic taxable REIT subsidiary	(2,486)	(0.06)	(2,265)	(0.06)	—	—

REIT taxable income (loss)	$16,895	$0.41	$32,209	$0.79	$(24,045)	$(0.60)

Number of common shares outstanding:
Weighted-average diluted common shares outstanding during the period	40,994		40,689		39,796

        Our Board of Directors has adopted a policy to distribute to our stockholders amounts required to maintain our status as a REIT and to avoid federal excise taxes, in each case as discussed above. This distribution policy takes into account a number of factors, including, but not limited to, our actual results of operations, our financial condition and our total taxable income and REIT taxable income. The actual amount and timing of distributions, if any, will be at the discretion of our board of directors and may not be in even amounts throughout our fiscal year. Pursuant to this policy, on April 5, 2005, our Board of Directors authorized a cash distribution of $0.25 per share to our stockholders of record on April 5, 2005. This distribution was paid on April 18, 2005. The aggregate amount of the distribution was $10.3 million. On June 21, 2005, our Board of Directors declared a cash distribution for the quarter ended June 30, 2005 to stockholders of record on June 21, 2005. On July 21, 2005 our Board of Directors set the amount of the cash distribution at $0.40 per share, payable on August 2, 2005. The aggregate amount of the distribution is $16.4 million. The aggregate amount of distributions paid to common stockholders' for the six month period ended June 30, 2005, totaled $26.7 million, which is less than the Company's estimated total taxable income for the six month period ended June 30, 2005, of $34.5 million, as well as the estimated REIT taxable income for the six month period ended June 30, 2005 of $32.2 million. Neither the payment of these distributions nor the existence of our distribution policy guarantees that we will make future distributions to our stockholders of any particular level, or at all. In addition, the amounts of these distributions do not constitute any kind of projection as to the amount of future distributions, if any.

Exemption from Regulation under the Investment Company Act

        We intend to operate our business so as to be excluded from regulation under the Investment Company Act. Because we conduct some of our business through wholly owned subsidiaries, we must ensure not only that we qualify for an exclusion or exemption from regulation under the Investment Company Act, but also that each of our subsidiaries so qualifies.

        For KKR Financial Corp. itself, we will be relying on a provision designed for companies that do not issue redeemable securities and are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.

        The Securities and Exchange Commission ("SEC") has not promulgated rules to address precisely what is required for a company to be considered "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." A series of no-action letters issued by the Division of Investment Management (the "Division") of the SEC, however, reflects the view that at least 55% of a company's assets must consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans for purposes of the Investment Company Act (collectively, "qualifying real estate assets"), and an additional 25% of a company's assets must consist of real estate-related assets, leaving no more than 20% of the company's assets in miscellaneous assets. These no-action letters also indicate what types of assets can be considered qualifying real estate assets. No-action letters issued by the Division are not binding except as they relate to the companies to whom they are addressed, so investors should be aware that the Division may change its position regarding what assets might constitute qualifying real estate assets at any time. If the Division were to change its position, we might be required to change our investment strategy to comply with any new guidance provided by the Division. We cannot predict whether such a change would be adverse to us.

        Based on the no-action letters issued by the Division, we classify our investment in residential mortgage loans as qualifying real estate assets, as long as the loans are "fully secured" by an interest in real estate. That is, if the loan-to-value ratio of the loan is equal to or less than 100%, then we consider the mortgage loan a qualifying real estate asset. We do not consider loans with loan-to-value ratios in excess of 100% to be qualifying real estate assets for the 55% test, but only real estate-related assets for the 25% test.

        We also consider agency whole pool certificates to be qualifying real estate assets. An agency whole pool certificate is a certificate issued or guaranteed as to principal and interest by federally chartered entities such as the Federal National Mortgage Association, better known as "Fannie Mae," the Federal Home Loan Mortgage Corporation, better known as "Freddie Mac," and, in the case of the Government National Mortgage Association, better known as "Ginnie Mae," by the U.S. government, that represents the entire beneficial interest in the underlying pool of mortgage loans. By contrast, an agency certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset for purpose of the 55% test, but constitutes a real estate-related asset for purposes of the 25% test.

        Most non-agency mortgage-backed securities do not constitute qualifying real estate assets for purposes of the 55% test, because they represent less than the entire beneficial interest in the related pool of mortgage loans. The Division, however, has indicated in a series of no-action letters that in certain circumstances a company's investment in non-agency mortgage-backed securities is the

"functional equivalent" of owning the underlying mortgage loans. We own mortgage-backed securities issued by two securitization issuers that we classify as qualifying real estate assets because we believe that we own the functional equivalent of the underlying mortgage loans.

        In one such instance, we own all of the securities issued by the related securitization trust. There are no other owners of the securities, and thus we view our investment, economically, as an investment in mortgage loans rather than an investment in mortgage-backed securities. For that transaction, we classify our entire investment as an investment in qualifying real estate assets for purposes of the 55% test.

        In another instance, we own the most subordinate class of securities issued in the securitization, designated Class B-6, the class that is most likely to absorb losses on the related pool of mortgage loans, and we have the right to decide whether to foreclose upon defaulted mortgage loans. Thus, based on a series of no-action letters, we classify this investment as an investment in qualifying real estate assets for purposes of the 55% test. In addition to our ownership of Class B-6 in this securitization, we also own all of the other subordinate classes in the securitization: Classes B-5, B-4, B-3, B-2, B-1 and M. All of the subordinate classes could have been issued as a single subordinate class, but to obtain varying ratings on the classes and to increase the liquidity of our holdings, our subordinate interest was divided into separate classes. Losses on the mortgage loans, to the extent they exceed the principal balance of the Class B-6, are allocated to Class B-6, B-5, B-4, B-3, B-2, B-1 and M, in that order. If losses are so great that the principal balance of Class B-6 is reduced to zero, then we, as the owner of the Class B-5 securities, would have the right to decide whether to foreclose on defaulted mortgage loans. This right continues throughout the subordinate classes, such that the owner of the most subordinate class that is outstanding at any time has foreclosure rights. Because we own 100% of each class of subordinate securities in this structure, and each such class carries with it the right to foreclose if it ever becomes the most subordinate class in the structure, we classify all of these subordinate securities as qualifying real estate assets for purposes of the 55% test. If we were to sell all or a portion of any of those subordinated classes, we would recharacterize the remaining portion of that class, together with any classes senior to that class, as real estate-related assets for the 25% test, rather than qualifying real estate assets for the 55% test. We own a portion of a senior class issued in this same securitization, but because it is not a subordinated class, we do not consider it a qualifying real estate asset for purposes of the 55% test, but merely a real estate-related asset for purposes of the 25% test.

        We will use this same analysis to determine whether to classify investments we make in the future as qualifying real estate assets. If we acquire securities that, collectively, are expected to receive all of the principal and interest paid on the related pool of underlying mortgage loans (less fees, such as servicing and trustee fees, and expenses of the securitization), and we have foreclosure rights with respect to those mortgage loans, then we will consider those securities, collectively, to be qualifying real estate assets. If another entity acquires any of the securities that are expected to receive cash flow from the underlying mortgage loans, then we will consider whether we have the unilateral right to foreclose on the underlying loans and whether our investment is a first loss position to decide whether it should be classified as a qualifying real estate asset. If we own more than one subordinate class, then, to determine the classification of the subordinate classes that we own other than the first loss class, we would consider whether such classes are contiguous with the first loss class (with no other classes absorbing losses after the first loss class and before any other subordinate classes that we own), whether we own the entire amount of each such class and whether we would continue to have the unilateral right to foreclose in connection with each such class if the more subordinate classes were no longer outstanding. If the answers to any of these questions is no, then we would not classify that particular class, or classes senior to that class, as a qualifying real estate asset.

        To the extent that our investments in mortgage-backed securities do not constitute qualifying real estate assets for the 55% test, they will be classified as real estate-related assets for purposes of the

25% test. We do not expect that our investments in corporate leveraged loans or high yield corporate bonds will constitute qualifying real estate or real estate-related assets. Instead, they will constitute miscellaneous assets, which can constitute no more than 20% of our assets.

        Although it should not be difficult to maintain at least 80% of our assets in real estate-related assets, the requirement that at least 55% of our assets constitute qualifying assets is more limiting. For example, our ability to invest in privately issued mortgage-backed securities for which we do not obtain the right to foreclose on the related mortgage loans is limited because these securities do not constitute qualifying investments for the 55% test, even if they are treated more favorably under the REIT tax rules. Thus, qualification for this exemption from the Investment Company Act limits our ability to make certain investments.

        We plan to satisfy the tests with respect to our assets, measured on an unconsolidated basis, no later than the first anniversary of our initial private placement of our common stock in August 2004. It is not entirely settled, however, that the tests are to be measured on an unconsolidated basis. To the extent the SEC provides further guidance on how to measure assets for these tests, we will adjust our measurement techniques.

        Set forth below is a table summarizing our assets on an unconsolidated basis, as of June 30, 2005, summarized by assets that we consider to be qualifying real estate assets, real estate-related assets and miscellaneous assets for purposes of the Investment Company Act. Also shown, in the column labeled "adjustment," is the amount of qualifying real estate assets that we would need to acquire, no later than August 12, 2005, to comply with the tests that apply for our exclusion from regulation as an investment company, assuming no other changes in our assets. The table also summarizes the amount and percentage of each type of asset, assuming that we acquire the assets reflected in the "adjustment" column, and that no other changes are made in our assets:

Summary of Assets by Investment Company Act Type
(Amounts in thousands)

	As of June 30, 2005			Adjusted As of June 30, 2005
	Amount	% of Total Assets	Adjustment	Amount	% of Total Assets
Qualifying real estate assets	$3,190,411	49.5%	$789,902	$3,980,313	55.0%
Real estate-related assets	2,250,650	34.9	—	2,250,650	31.1
Miscellaneous assets	1,005,969	15.6	—	1,005,969	13.9

Total Assets	$6,447,030	100.0%	$789,902	$7,236,932	100.0%

        To avoid becoming subject to regulation as an investment company under the Investment Company Act, we must purchase an additional $0.8 billion of qualifying real estate assets no later than August 12, 2005, assuming no other changes in our assets. On July 14, 2005 we closed the purchase of approximately $1.4 billion of hybrid ARM securities. We are the sole purchaser of the securities and we have determined that as sole purchaser of the securities we are the primary beneficiary of the special purpose entity issuer and will record the investments as loans and not securities in accordance with GAAP. Since there are no other owners of the securities issued in connection with this transaction, and we have foreclosure rights with respect to the underlying mortgage loans, we will classify our entire investment as qualifying real estate assets for purposes of the 55% test. There can be no assurance, however, that other changes in our assets will not occur that would cause us to be unable to satisfy the required 55% and 25% tests no later than August 12, 2005.

        In addition to monitoring our assets to qualify for its exclusion from regulation as an investment company, we also must ensure that each of our subsidiaries qualifies for its own exclusion or exemption. Some of our subsidiaries rely on the exemption provided if (i) the securities of the subsidiary are owned exclusively by persons who at the time of acquisition of the securities are "qualified purchasers" as that term is defined in the Investment Company Act and (ii) none of the non-real estate subsidiaries is making or proposing to make a public offering of its securities. Accordingly, we are careful that none of those entities is making or proposing to make a public offering of its securities, and we require that each owner of securities issued by those entities be a "qualified purchaser," so that those entities are not investment companies subject to regulation under the Investment Company Act. Other subsidiaries may qualify, on their own, for the exclusion designed for companies primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate, the same exclusion from regulation that we rely upon for our exclusion from regulation. To the extent that we form subsidiaries in the future, we must ensure that they qualify for their own separate exclusion from regulation as an investment company.

        We have not received, nor have we sought, a no-action letter from the Division regarding how our investment strategy fits within the exclusion from regulation under the Investment Company Act that we are using. To the extent that the Division provides more specific or different guidance regarding the treatment of assets as qualifying real estate assets or real estate-related assets, we may be required to adjust our investment strategy accordingly. Any additional guidance from the Division could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategy we have chosen.

Quantitative and Qualitative Disclosures About Market Risk

Market Risks

  Currency Risks

        As of June 30, 2005, all of our investments were denominated in U.S. dollars except for two investments totaling 21.6 million Pound Sterling, or approximately $38.8 million, that are denominated in Pound Sterling and we have entered into hedge agreements to hedge our Pound Sterling currency risk. All of our borrowings as of June 30, 2005 are denominated in U.S. dollars. The hedge agreements we have entered into have been designated as free-standing derivatives and not hedges under SFAS No. 133. These derivatives are recorded on our consolidated balance sheets at fair value with all changes in fair value being recorded in income.

  Inflation

        Our investment portfolio comprises the majority of our assets and our investments are financial in nature. Changes in interest rates and credit spreads may have a material adverse impact on our financial condition, results of operations and liquidity. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

  Interest Rate Risk

        We believe that our primary market risk is interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in repricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows and the prepayment rates experienced on our investments that have imbedded borrower optionality. The objective of interest rate risk management is to achieve earnings, preserve capital and achieve liquidity by minimizing the negative impacts of changing interest rates, asset and liability mix, and prepayment activity.

        Interest rate risk impacts our interest income, interest expense, prepayments, amortization of purchase premiums, accretion of purchase discounts, and the fair value of our investments, interest rate derivatives, and liabilities. We manage interest rate risk and make interest rate risk decisions by evaluating our projected earnings under selected interest rate scenarios. We also use static measures of interest rate risk including duration. During periods of increasing interest rates we are biased to purchase investments that are floating rate and we have had that bias since our inception. We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. We generally fund our variable rate investments with variable rate borrowings with similar interest rate reset frequencies. We fund our fixed rate and our hybrid investments with short-term variable rate borrowings and we may use interest rate derivatives to hedge the variability of the cash flows associated with our existing or forecasted variable rate borrowings. Hedging activities are complex and accounting for interest rate derivatives as fair value or cash flow hedges in accordance with SFAS No. 133 is difficult. We may not be able to execute certain hedging strategies because we are a REIT and there are complex rules regarding how our hedges impact our compliance with the REIT requirements.

        Prepayments will impact the average lives of our fixed rate and hybrid investments and, as a result, we are exposed to the risk that the amount of variable rate borrowings that we have swapped from floating rate to fixed rate is materially different than we expected because the average life of the fixed rate or hybrid investment has either extended or contracted. If the difference is material, we may have to adjust the amount of our interest rate derivative position and such action could generate a loss if we terminated any of the interest rate derivatives or it may negatively impact our future earnings if we have to increase our interest rate derivative positions because the average lives of our investments have extended.

        The periodic and lifetime interest rate caps contained in our residential ARM loans and securities may limit the repricing of our residential ARM loans and securities and, as a result, we are exposed to the risk that repricing of our investments is limited by the respective caps and our variable rate borrowings do not have any similar such caps. As a result our income on the investments that are subject to the periodic and lifetime cap would remain constant while our cost of financing using variable rate debt would increase. The periodic and lifetime interest rate caps may negatively impact future net interest margins and the fair values of our residential ARM loan and security investments.

        We are exposed to basis risk between our investments and our borrowings. Our floating rate investments and our variable rate borrowings do not reset on the same day or with the same frequency and, as a result, we are exposed to basis risk with respect to index reset frequency. Our floating rate investments may reprice on indices that are different than the indices that are used to price our variable rate borrowings and, as a result, we are exposed to basis risk with respect to repricing index. The basis risks noted above, in addition to other forms of basis risk that exist between our investments and borrowings, may be material and could negatively impact future net interest margins.

        The following table summarizes the estimated net fair value of our derivative instruments held at June 30, 2005 and December 31, 2004 (amounts in thousands):

Derivative Fair Value

	Net Fair Value
	As of June 30, 2005	As of December 31, 2004
Cash Flow Hedges:
Interest rate corridors	$8,090	$—
Interest rate swaps	(1,635)	—
Free-Standing Derivatives:
Interest rate swaptions	136	223
Credit default swaps	18	(625)
Forward foreign exchange contracts	1,630	(125)

Net fair value	$8,239	$(527)

  Effect on Fair Value

        Another component of interest rate risk is the effect changes in interest rates will have on the market value of our investments, liabilities, and our interest rate derivatives. We are exposed to the risk that the market value of our investments will increase or decrease at different rates than that of our liabilities and our interest rate derivatives. We primarily assess our interest rate risk by estimating the duration of our investments, liabilities, and interest rate derivatives. Duration essentially measures the market price volatility of our investments, liabilities, and interest rate derivatives. We generally calculate duration using various financial models and financial data services and software and models made available to us by various dealers. Different models and methodologies can produce different duration numbers for the same investments, liabilities, and interest rate derivatives.

  Risk Management

        To the extent consistent with maintaining our REIT status, we seek to manage our interest rate risk exposure to protect our investment portfolio and related borrowings against the effects of major interest rate changes. We generally seek to manage our interest rate risk by:

  •
  Changing the mix between our floating rate investments and our fixed rate investments;

  •
  Monitoring and adjusting, if necessary, the reset index and interest rates related to our investments and our borrowings;

  •
  Attempting to structure our borrowing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods; and

  •
  Using interest rate derivatives to adjust the interest rate sensitivity of our investment portfolio and our borrowings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        See discussion of quantitative and qualitative disclosures about market risk in "Quantitative and Qualitative Disclosures About Market Risk" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        As previously disclosed in our registration statement on Form S-11 (Registration No. 333-124103), in connection with its audit of our consolidated financial statements for the period ended December 31, 2004, our independent registered public accounting firm, on March 8, 2005 identified to us three matters involving our internal controls over financial reporting that it considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants, which reportable conditions in its judgment constituted material weaknesses. Under these standards, in each of these areas the design or operation of our internal controls did not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material may occur and not be detected within a timely period.

        The first reportable condition related to our failure to have well-established internal controls over our financial closing and reporting process. Specifically, through the March 8, 2005 letter date, several of our Manager's employees in the areas of accounting and financial reporting had been with our Manager for a limited period of time, and additional internal controls needed to be established with respect to the segregation of duties of these individuals in the posting and review of individual journal entries. Moreover, additional specific internal controls were required regarding verification and reconciliation of our general ledger as our financial statements are closed on a monthly basis. The second reportable condition related to our reliance on data gathering and processing methods based upon information gathered after transaction dates that entail a greater risk of error. Specifically, in preparation of our financial statements and underlying records, we relied on custodian statements, bank statements and other information gathered after the transaction dates to identify transactions and amounts that needed to be recorded. These data-gathering and processing methods entail greater risk of error than do methods involving timely processing of transactions. The third reportable condition related to our failure to be as self sufficient with respect to the application of accounting policies for complex transactions as we ultimately need to be. As with the first reportable condition discussed above, the existence of this condition at March 8, 2005 principally related to the limited periods of time that several of our Manager's accounting and financial reporting staff had been employed by our Manager, and the need at such time for these individuals to establish more robust procedures for the ongoing selection and application of accounting policies for many of our transactions.

        We are actively remediating the identified reportable conditions. Specifically, subsequent to March 8, 2005 our Chief Operating Officer became our Chief Financial Officer and we hired individuals to fill the positions of Controller; Accounting Policies and External Reporting Manager; Treasurer; Assistant Controller; Assistant Treasurer; and Financial Analysis Manager. We are also enhancing our internal control structure to ensure proper segregation of duties and the timely recording of transactions and timely preparation of reconciliations as we continue to prepare for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Due to the recently announced one-year delay in the required compliance schedule for non-accelerated filers, we will be required to issue a management report on our assessment of internal controls over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2006.

        There were no other changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  (d)
  Use of Proceeds

        On June 29, 2005, we completed our initial public offering (the "IPO") of 37,500,000 shares of common stock (the "IPO Shares"). We sold 37,471,250 shares (the "KFN Shares") at a price to the public of $24.00 per share and selling stockholders sold 28,750 shares (the "Selling Stockholder Shares") at a price to the public of $24.00 per share. The IPO Shares were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-11 (Registration No. 333-124103). The registration statement was declared effective by the Securities and Exchange Commission on June 23, 2005. Citigroup Global Markets Inc., Bear Stearns & Co., Inc., Credit Suisse First Boston LLC, Lehman Brothers Inc., J.P. Morgan Securities Inc., and Friedman, Billings, Ramsey, & Co., Inc. served as joint book-running managers. The net proceeds to us from the sale of the KFN Shares, after deducting the underwriting discount and estimated offering expenses were approximately $848.9 million. The underwriters received a discount of $1.26 per share on the KFN Shares, for a total underwriting discount of $47.2 million. All of the net proceeds from the sale of the KFN Shares were used to (i) pay the expenses of the IPO and our shelf registration statement that was filed to register shares issued in our August 2004 private placement and (ii) reduce our outstanding short-term indebtedness. We did not receive any proceeds from the sale by the selling stockholders of the Selling Stockholder Shares.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        Our 2005 annual meeting of the stockholders was held on May 26, 2005. A total of 78,112,184 of our shares were present or voted by proxy at the meeting. This represented more than 95.25% of the shares of our outstanding common stock. The following matters were voted upon and received the votes as set forth below:

        1.     Stockholders elected eleven directors to one-year terms that will expire at the annual meeting of the stockholders in 2006. The vote tabulation for individual directors was:

DIRECTOR	FOR	WITHHELD
Patrick Cowell	77,193,284	918,900
Kenneth M. deRegt	77,193,284	918,900
Saturnino S. Fanlo	77,180,984	931,200
Paul M. Hazen	77,180,984	931,200
R. Glenn Hubbard	77,180,984	931,200
Ross J. Kari	77,193,284	918,900
Ely L. Licht	77,181,284	930,900
John J. Mack	77,168,284	943,900
Deborah H. McAneny	77,193,284	918,900
Scott C. Nuttall	77,180,984	931,200
Scott M. Stuart	77,180,984	931,200

        Mr. Mack resigned as a director on June 1, 2005.

        2.     A proposal to amend our charter to effect a reverse stock split of our common stock at a ratio of three-for-two shares was approved. The approval authorized, but did not require, us to effect the reverse stock split. The proposal received 76,912,714 votes for, 1,090,070 votes against, 109,400 votes abstained and there were no broker non-votes.

        3.     Our Amended and Restated 2004 Stock Incentive Plan (the "Plan") was approved, with 52,843,610 shares voting for, 6,226,370 shares voting against, 1,102,200 shares abstaining and there were 17,940,004 broker non-votes. The amendment to the Plan increased the number of shares of common stock authorized for issuance under the Plan by 3,747,125. The amendment to the Plan also eliminated the specified limits on the percentages of awards that could be issued in the form of stock options (60%) and restricted shares (40%).

        4.     The election of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2005 was ratified with 77,989,794 shares voting for, 13,000 shares voting against, 109,400 shares abstaining and no broker non-votes.

Item 5.    Other Information

        None.

Item 6.    Exhibits

3.1*	Articles of Amendment and Restatement of the Registrant
3.2*	Form of Articles of Amendment
3.3*	Form of Articles of Amendment
3.4*	Amended and Restated Bylaws of the Registrant
4.1*	Form of Certificate for Common Stock
4.2*	Registration Rights Agreement, dated as of August 12, 2004 between the Registrant and Friedman, Billings, Ramsey & Co., Inc.
10.1*	Management Agreement, dated as of August 12, 2004, between Registrant and KKR Financial Advisors LLC
10.2*	Amended and Restated 2004 Stock Incentive Plan
10.3*	Form of Nonqualified Stock Option Agreement
10.4*	Form of Restricted Stock Award Agreement
10.5*	Form of Restricted Stock Award Agreement for Non-Employee Directors
10.6*	License Agreement, dated as of August 12, 2004, between the Registrant and Kohlberg Kravis Roberts & Co. L.P.
10.7*	Letter Agreement, dated as of August 12, 2004, between the Registrant and KKR Financial Advisors LLC
10.8*	Credit Agreement, dated as of June 16, 2005, among the Registrant, KKR TRS Holdings, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent
10.9*	First Amendment to Credit Agreement, dated as of June 17, 2005, among the Registrant, KKR TRS Holdings, Inc., the Existing Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A.
10.10*	Collateral Management Agreement, dated as of March 30, 2005, between KKR Financial CLO 2005-1, Ltd. and KKR Financial Advisors II, LLC
10.11*	Fee Waiver Letter, dated April 15, 2005, between KKR Financial CLO 2005-1, Ltd., KKR Financial Advisors II, LLC and JPMorgan Chase Bank, N.A.
31.1**	Chief Executive Officer Certification of the Quarterly Financial Statements
31.2**	Chief Financial Officer Certification of the Quarterly Financial Statements
32**	Certification Pursuant to 18 U.S.C. Section 1350

*
Incorporated by reference to the Registrant's Registration Statement on Form S-11 (Registration No. 333-124103), as amended. Such registration statement was originally filed with the Securities and Exchange Commission on April 15, 2005.

**
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, KKR Financial Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KKR Financial Corp.

Signature	Title

/s/ SATURNINO S. FANLO Saturnino S. Fanlo	Chief Executive Officer (Principal Executive Officer)
/s/ DAVID A. NETJES David A. Netjes	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

Date: August 1, 2005

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES