Form 10-Q
period 2005-09-30
KKR Financial Corp
filed 2005-11-14
CIK 1301508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-32542

KKR FINANCIAL CORP.
(Exact name of registrant as specified in its governing instruments)

Maryland	20-1426618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Four Embarcadero Center, Suite 2050 San Francisco, California	94111
(Address of principal executive offices)	(Zip Code)

(415) 315-3620
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of September 30, 2005 was 80,374,063.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

KKR Financial Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except share information)

	September 30, 2005	December 31, 2004
Assets
Cash and cash equivalents	$62,078	$7,219
Restricted cash and cash equivalents	83,286	1,321
Securities available-for-sale	419,066	167,058
Securities available-for-sale, pledged as collateral	4,877,621	1,484,222
Loans, net of allowance of $1,300 and $0 as of September 30, 2005 and December 31, 2004, respectively	7,221,803	682,757
Derivative assets	35,445	223
Interest receivable	46,118	2,694
Principal receivable	284	—
Deferred tax asset	—	228
Other assets	22,306	1,618
Total assets	$12,768,007	$2,347,340
Liabilities
Repurchase agreements	$10,231,010	$1,558,274
CLO senior notes payable	773,000	—
Demand loan	40,511	27,875
Accounts payable, accrued expenses and other liabilities	75,640	1,157
Accrued interest payable	25,097	771
Payable to manager and related party liabilities	3,413	1,765
Income tax liability	1,654	—
Derivative liabilities	1,089	750
Total liabilities	11,151,414	1,590,592
Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized and 80,374,063 shares issued and outstanding at September 30, 2005 and 41,004,492 shares issued and outstanding at December 31, 2004	804	410
Additional paid-in-capital	1,675,379	779,740
Deferred compensation	(46,120)	(18,413)
Accumulated other comprehensive income (loss)	(13,182)	1,720
Accumulated deficit	(288)	(6,709)
Total stockholders’ equity	1,616,593	756,748
Total liabilities and stockholders’ equity	$12,768,007	$2,347,340

See notes to condensed consolidated financial statements.

KKR Financial Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share information)

	Three months ended September 30, 2005	Nine months ended September 30, 2005	For the Period from August 12, 2004 (Inception) through September 30, 2004
Net investment income:
Securities interest income	$50,917	$120,835	$—
Loan interest income	63,869	95,859	—
Dividend income	985	2,452	—
Other interest income	816	2,013	1,466
Total investment income	116,587	221,159	1,466
Interest expense	(77,532)	(146,262)	—
Provision for loan losses	(1,300)	(1,300)	—
Net investment income	37,755	73,597	1,466
Other income:
Net realized and unrealized gain (loss) on derivatives and foreign exchange	13	(36)	—
Net realized gain on investments	1,730	2,881	—
Fee and other income	136	1,731	—
Total other income	1,879	4,576	—
Non-investment expenses:
Management compensation to related party	14,331	33,070	3,801
Professional services	1,432	2,617	221
Loan servicing expense	1,369	1,999	—
Insurance expense	275	708	119
Directors expenses	368	719	99
General and administrative expenses	2,630	4,107	656
Total non-investment expenses	20,405	43,220	4,896
Income (loss) before income tax expense	19,229	34,953	(3,430)
Income tax expense	775	1,881	—
Net income (loss)	$18,454	$33,072	$(3,430)
Net income (loss) per common share:
Basic	$0.24	$0.63	$(0.09)
Diluted	$0.24	$0.62	$(0.09)
Weighted-average number of common shares outstanding:
Basic	77,486	52,681	39,796
Diluted	78,492	53,519	39,796
Distributions declared per common share	$—	$0.65	$—

See notes to condensed consolidated financial statements.

KKR Financial Corp. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)
(Amounts in thousands)

	Shares of Common Stock	Common Stock at Par Value	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2005	41,004	$410	$779,740	$(18,413)	$1,720	$(6,709)	$—	$756,748
Net income						33,072	33,072	33,072
Net change in unrealized gain on cash flow hedges	—	—	—	—	23,886	—	23,886	23,886
Net change in unrealized loss on securities available-for-sale	—	—	—	—	(38,788)	—	(38,788)	(38,788)
Comprehensive income	—	—	—	—	—	—	$18,170	—
Common stock distributions	—	—	—	—	—	(26,651)		(26,651)
Issuance of common stock, net of expenses	37,472	375	848,442	—	—	—		848,817
Issuance of restricted common stock	1,903	19	42,386	(42,405)	—	—		—
Amortization of restricted common stock	—	—	5,883	12,024	—	—		17,907
Forfeiture of restricted common stock	(5)	—	(13)	—	—	—		(13)
Amortization of common stock options	—	—	(1,059)	2,674	—	—		1,615
Balance at September 30, 2005	80,374	$804	$1,675,379	$(46,120)	$(13,182)	$(288)		$1,616,593

See notes to condensed consolidated financial statements.

KKR Financial Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine months ended September 30, 2005	For the Period from August 12, 2004 (Inception) through September 30, 2004
Cash flows from operating activities:
Net income (loss)	$33,072	$(3,430)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Unrealized gain on derivatives	(890)	—
Unrealized loss on equity shorts	32
Increase in allowance for loan losses	1,300	—
Share-based compensation	19,509	1,989
Net gain on sale of securities available-for-sale	(1,140)	—
Net gain on sale of loans	(1,773)	—
Depreciation and amortization	4,683	—
Deferred tax expense	341	—
Changes in assets and liabilities:
Interest receivable	(43,424)	(876)
Other assets	(21,382)	(823)
Payable to manager and related party liabilities	1,648	1,357
Accounts payable, accrued expenses and other liabilities	49,132	2,676
Accrued interest payable	24,326	—
Net cash provided by operating activities	65,434	893
Cash flows from investing activities:
Purchase of securities available-for-sale	(4,973,742)	—
Principal payments on securities available-for-sale	990,259	—
Proceeds from sale of securities available-for-sale	325,328	—
Purchase of loans	(7,009,666)	—
Principal payments on loans	372,723	—
Proceeds from sale of loans	96,536	—
Net additions to restricted cash and cash equivalents	(81,965)	—
Purchase of property and equipment	(480)	—
Net cash used in investing activities	(10,281,007)	—
Cash flows from financing activities:
Net proceeds from issuance of common shares	848,817	755,511
Proceeds from borrowings:
Repurchase agreements	71,582,429	—
CLO senior notes payable	773,000	—
Demand loan	12,636	—
Repayments of borrowing from repurchase agreements	(62,909,693)	—
Purchase of derivatives	(10,106)	—
Payment of distributions on common stock	(26,651)	—
Net cash provided by financing activities	10,270,432	755,511
Net increase in cash and cash equivalents	54,859	756,404
Cash and cash equivalents at beginning of period	7,219	—
Cash and cash equivalents at end of period	$62,078	$756,404
Supplemental cash flow information:
Interest expense paid in cash	$121,937	$—
Non-cash investing and financing activities:
Unsettled securities trades	$26,860	$22,000
Issuance of restricted common stock	$42,405	$24,395
Transfer of loans from held for investment to held for sale	$32,000	$—

See notes to condensed consolidated financial statements.

KKR Financial Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.        Organization

KKR Financial Corp. (the “Company” or “KKR Financial”) is a specialty finance company that invests in multiple asset classes and uses leverage to generate competitive leveraged risk-adjusted returns. The Company currently makes investments in the following asset classes: (i) residential mortgage loans and mortgage-backed securities; (ii) corporate loans and debt securities; (iii) commercial real estate loans and debt securities; (iv) asset-backed securities; and (v) equity securities. The Company also makes opportunistic investments in other asset classes from time to time.

The Company was organized as a Maryland corporation on July 7, 2004, and commenced operations on August 12, 2004 (“Inception”). KKR Financial Advisors LLC (the “Manager”) manages the Company pursuant to a management agreement (the “Management Agreement”). The Manager is an affiliate of Kohlberg Kravis Roberts & Co. L.P. The Company is taxed as a real estate investment trust (“REIT”) and is required to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”) with respect thereto.

On August 12, 2004, the Company completed its initial private placement of shares of its common stock at $20.00 per share that generated net proceeds of approximately $755.5 million. On June 29, 2005, the Company completed its initial public offering (the “IPO”) of 37,500,000 shares of common stock that generated net proceeds of approximately $848.8 million. The Company sold 37,471,250 common shares at a price of $24.00 per share and selling stockholders sold 28,750 shares. The Company’s stock is listed on the New York Stock Exchange under the symbol “KFN” and began trading on June 24, 2005. On June 23, 2005 the Company effectuated a reverse stock split of its common stock at a ratio of one share of common stock for every two shares of common stock then outstanding. The accompanying condensed consolidated financial statements have been adjusted to give effect to the reverse stock split for all periods presented.

Note 2.        Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its taxable REIT subsidiaries: KKR TRS Holdings, Inc. (“KKR TRS”); KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”); KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”); KKR Financial CLO 2005-3, Ltd. (“CLO 2005-3”); KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”); KKR Financial Market Value CLO 2005-1, Ltd. (“MV CLO 2005-1”); KKR Financial CDO 2005-1, Ltd. (“CDO 2005-1”); and KKR Financial CDO 2006-1, Ltd. (“CDO 2006-1”). KKR TRS was formed to make, from time to time, certain investments that would not be REIT qualifying investments if made directly by the Company, and to earn income that would not be REIT qualifying income if earned directly by the Company. CLO 2005-1, CLO 2005-2, CLO 2005-3, CLO 2006-1, and MV CLO 2005-1 are entities established to complete collateralized loan obligation (“CLO”) secured financing transactions. CDO 2005-1 and CDO 2006-1 are entities established to complete collateralized debt obligation (“CDO”) secured financing transactions. The consolidated financial statements also include the accounts of the Company’s qualified REIT subsidiaries: KKR Financial Mortgage Corp. (“KKR Mortgage”); KKR QRS #1, Inc. (“KKR QRS”); and KKR Pacific Funding Trust and KKR Pacific Funding Depositor Corporation (collectively, “KKR Pacific”). KKR Mortgage was formed to sell, from time to time, the Company’s whole loan mortgage pools in residential mortgage-backed securitization (“RMBS”) transactions. KKR QRS was formed to hold the residual interests in RMBS transactions

KKR Financial Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 2.        Summary of Significant Accounting Policies (Continued)

structured as real estate mortgage investment conduits (“REMICs”) for tax purposes. KKR Pacific was formed to finance the Company’s RMBS investments through the issuance of secured liquidity notes. The term “Company” refers to these entities collectively, unless otherwise noted. The entities consolidated by the Company are either wholly owned subsidiaries or entities established to complete secured financing transactions that are considered to be variable interest entities and for which the Company is the primary beneficiary. For additional information, see “Consolidation” below.

The interim consolidated financial statements presented herein are unaudited; however, in the opinion of the Company’s management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows have been included. The nature of the Company’s business is such that the results of any interim period are not necessarily indicative of results of a full year.

Consolidation

The Company consolidates all entities in which it holds a greater than 50 percent voting interest. The Company also consolidates all variable interest entities (“VIEs”) for which it is considered to be the primary beneficiary pursuant to Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, as revised (“FIN 46R”). In general, FIN 46R requires an enterprise to consolidate a VIE when the enterprise holds a variable interest in the VIE and is deemed to be the primary beneficiary of the VIE. An enterprise is the primary beneficiary if it absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both.

CLO 2005-1, CLO 2005-2, CLO 2005-3, CLO 2006-1, MV CLO 2005-1, CDO 2005-1, and CDO 2006-1 are VIEs and are not considered to be qualifying special-purpose entities as defined by Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Company has determined it is the primary beneficiary of these entities and has included the accounts of these entities in these condensed consolidated financial statements.

All inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash held in banks and highly liquid investments with original maturities of three months or less. Interest income earned on cash and cash equivalents is recorded in other interest income.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents represent amounts that are held by third parties under certain of the Company’s financing and derivative transactions.

Securities Available-for-Sale

The Company classifies its investments in securities as available-for-sale as the Company may sell them prior to maturity and does not hold them principally for the purpose of selling them in the near term.

KKR Financial Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 2.        Summary of Significant Accounting Policies (Continued)

These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. Upon the sale of a security, the realized net gain or loss is included in income on a specific identification basis.

The Company monitors its available-for-sale investment portfolio for impairments. A loss is recognized when it is determined that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary. The Company considers many factors in determining whether the impairment of a security is deemed to be other-than-temporary, including but not limited to the length of time the security has had a decline in estimated fair value below its amortized cost, the amount of the unrealized loss, the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings.

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

Loans

The Company purchases pools of residential mortgage whole loans and participations in corporate leveraged loans and commercial real estate loans in the primary and secondary market. Loans are held for investment and the Company initially records loans at their purchase prices. The Company subsequently accounts for loans based on their outstanding principal plus or minus unaccreted purchase discounts and unamortized purchase premiums. In certain instances, where the credit fundamentals underlying a particular loan have materially changed in such a manner that the Company’s expected return on investment may decrease, the Company may elect to sell a loan held for investment due to adverse changes in credit fundamentals. Once the determination has been made by the Company that it will no longer hold the loan for investment, the Company accounts for the loan at the lower of amortized cost or estimated fair value.

Loan Interest Income Recognition

Interest income on loans includes interest at stated coupon rates adjusted for accretion of purchase discounts and the amortization of purchase premiums. Purchase premiums are amortized and purchase discounts are accreted into income using the effective yield method, adjusted for prepayments.

Allowance and Provision for Loan Losses

The Company maintains an allowance for loan losses at a level that management considers adequate based on an evaluation of known and inherent risks in the loan portfolio, including historical and industry

KKR Financial Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 2.        Summary of Significant Accounting Policies (Continued)

loss experience, economic conditions and trends, estimated fair values and the quality of collateral, estimated fair values of the loans and other relevant factors.

To estimate the allowance for loan losses, the Company first identifies impaired loans. Loans are generally evaluated for impairment individually, but loans purchased on a pooled basis with relatively smaller balances and substantially similar characteristics may be evaluated collectively for impairment. The Company considers a loan to be impaired when, based on current information and events, management believes it is probable that the Company will be unable to collect all amounts due pursuant to the contractual terms of the loan agreement. When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its estimated fair value. Estimated fair value may be determined based on (i) observable market quotes, if available; (ii) the estimated sales price of the collateral less estimated disposition costs; or (iii) the present value of projected future cash flows. Increases in the allowance for loan losses are recognized in the statements of operations as a provision for loan losses. A charge-off or write-down of a loan is recorded, and the allowance for loan losses is reduced, when the loan or a portion thereof is considered uncollectible and of such little value that further pursuit of collection is not warranted.

An impaired loan may be left on accrual status during the period the Company is pursuing repayment of the loan; however, the loan is placed on non-accrual status at such time as: (i) management believes that scheduled debt service payments will not be met within the coming 12 months; (ii) the loan becomes 90 days delinquent; (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (iv) the net realizable value of the underlying collateral securing the loan approximates the Company’s carrying value of such loan. While on non-accrual status, interest income is recognized only upon actual receipt.

Property and Equipment

Property, consisting of leasehold improvements and equipment, is carried at cost less depreciation and amortization and is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Equipment is depreciated using the straight-line method over the estimated useful lives of the respective assets of three years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or lease terms. Property and equipment, net of accumulated depreciation and amortization, are included in other assets.

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

Derivative Financial Instruments

The Company recognizes all derivatives on the consolidated balance sheet at estimated fair value. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS No. 133”), the Company designates and documents each derivative contract as one of the following at the time the contract is executed: (i) a hedge of a recognized asset or liability or an

KKR Financial Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 2.        Summary of Significant Accounting Policies (Continued)

unrecognized firm commitment; (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability; (iii) a hedge of a net investment in a foreign operation; or (iv) a derivative instrument not designated as a hedging instrument.

In accordance with SFAS No. 133, the Company designates certain of its derivative instruments as cash flow hedges and formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction, at the time the derivative contract is executed. The Company assesses the effectiveness of the hedge both at inception and on an on-going basis and determines whether the hedge is highly effective in offsetting changes in cash flows of the hedged item. The Company records the effective portion of changes in the estimated fair value in accumulated other comprehensive income (loss) and subsequently reclassifies the related amount of accumulated other comprehensive income (loss) to earnings when the hedging relationship is terminated. If it is determined that a derivative has ceased to be a highly effective hedge, the Company will discontinue hedge accounting for such transaction. For derivatives that are not designated as hedges (“free-standing derivatives”), all changes in estimated fair value are recognized in the consolidated statements of operations.

Foreign Currency

The Company makes investments in non-U.S. dollar-denominated securities and loans. As a result, the Company is subject to the risk of fluctuation in the exchange rate between the U.S. dollar and the foreign currency in which it makes an investment. In order to reduce the currency risk, the Company may hedge the applicable foreign currency. All investments denominated in foreign currency are converted to the U.S. dollar using prevailing exchange rates on the balance sheet date. Income, expenses, gains and losses on investments denominated in foreign currency are converted to the U.S. dollar using the prevailing exchange rates on the dates when they are recorded. Foreign exchange gains and losses are recorded in the consolidated statements of operations.

Manager Compensation

The Company’s Management Agreement provides for the payment of a base management fee to the Manager, as well as an incentive fee if the Company’s financial performance exceeds certain benchmarks. See Note 10 for further discussion of the specific terms of the computation and payment of the incentive fee. The base management fee and the incentive fee are accrued and expensed during the period for which they are earned by the Manager.

Share-Based Payments

The Company accounts for share-based compensation issued to its Directors and to its Manager using the fair value based methodology prescribed by SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). Compensation cost related to restricted common stock issued to the Company’s Directors is measured at its estimated fair value at the grant date, and is amortized into expense over the vesting period on a straight-line basis. Compensation cost related to restricted common stock and common stock options issued to the Manager is initially measured at estimated fair value at the grant date, and is remeasured on subsequent dates to the extent the awards are unvested. To amortize compensation expense for the restricted common shares and common stock options granted to the Manager, the Company is using the graded vesting attribution method pursuant to SFAS No. 123(R).

KKR Financial Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 2.        Summary of Significant Accounting Policies (Continued)

Income Taxes

The Company has elected to be taxed as a REIT and is required to comply with the provisions of the Code with respect thereto. Accordingly, the Company is not subject to federal income tax to the extent that its distributions to stockholders satisfy the REIT requirements and certain asset, income and ownership tests, and recordkeeping requirements are fulfilled. Even though the Company qualifies for federal taxation as a REIT, it may be subject to some amount of federal, state and local taxes based on the Company’s taxable income.

KKR TRS, CLO 2005-1, CLO 2005-2, CLO 2005-3, CLO 2006-1, MV CLO 2005-1, CDO 2005-1, and CDO 2006-1 are not consolidated for federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in KKR TRS, a domestic taxable REIT subsidiary, because it is taxed as a regular subchapter C corporation under the provisions of the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the federal income tax basis of assets and liabilities that existed on each consolidated balance sheet date. CLO 2005-1, CLO 2005-2, CLO 2005-3, CLO 2006-1, MV CLO 2005-1, CDO 2005-1, and CDO 2006-1, the Company’s foreign taxable REIT subsidiaries, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. Therefore, despite their status as taxable REIT subsidiaries, they generally will not be subject to corporate income tax on their earnings, and no provisions for income taxes for the three-month and nine-month periods ended September 30, 2005 are required; however, the Company will generally be required to include their current taxable income in its calculation of REIT taxable income.

Earnings Per Share

In accordance with SFAS No. 128, Earnings per Share, the Company presents both basic and diluted earnings (loss) per share (“EPS”) in its consolidated financial statements and footnotes thereto. Basic earnings (loss) per share (“Basic EPS”) excludes dilution and is computed by dividing net income or loss allocable to common stockholders by the weighted average number of common shares, including vested restricted common shares, outstanding for the period. Diluted earnings per share (“Diluted EPS”) reflects the potential dilution of common stock options and unvested restricted common stock, if they are not anti-dilutive. See Note 3 for earnings per share computation.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and revenues and expenses for the periods presented in the statement of operations. Actual results could differ from those estimates and assumptions. Significant estimates in the consolidated financial statements include interest income recognition from investments in securities and loans, valuation of securities and loans, valuation and designation of derivative instruments, share-based payments, and prepayment rates for certain securities and loans.

KKR Financial Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 2.        Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

On November 3, 2005, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position (“FSP”) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP provides authoritative guidance regarding determining when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This FSP also includes accounting consideration subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company does not expect the adoption of the FSP to have a material effect on its consolidated financial statements.

Note 3.        Earnings per Share

The Company calculates basic net income per share by dividing net income for the period by the weighted-average shares of its common stock outstanding for the period. Diluted net income per share takes into account the effect of dilutive instruments, such as common stock options and unvested restricted common stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. The following table presents a reconciliation of basic and diluted net income per share for the three and nine-month periods ended September 30, 2005 (amounts in thousands, except per share information):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Basic:
Net income	$18,454	$33,072
Weighted-average number of shares outstanding	77,486	52,681
Basic net income per share	$0.24	$0.63
Diluted:
Net income	$18,454	$33,072
Weighted-average number of shares outstanding	77,486	52,681
Plus: Incremental shares from assumed conversion of dilutive instruments	1,006	838
Adjusted weighted-average number of shares outstanding	78,492	53,519
Diluted net income per share	$0.24	$0.62

For the period from Inception through September 30, 2004, the Company incurred a net loss of $0.09 per share. Inclusion of unvested common stock options and unvested restricted common stock in the diluted loss per share calculation would reduce the net loss per share amount; therefore, they are considered anti-dilutive. As a result, the Company’s diluted loss per share is equivalent to its basic loss per share for such period.

KKR Financial Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 4.        Securities Available-for-Sale

The following table summarizes the Company’s securities classified as available-for-sale as of September 30, 2005, which are carried at estimated fair value (amounts in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Residential mortgage-backed securities	$4,850,806	$9,180	$(44,679)	$4,815,307
Commercial mortgage-backed securities	71,781	144	—	71,925
Asset-backed securities	40,000	588	—	40,588
Corporate securities	318,342	2,828	(5,423)	315,747
Common and preferred stock	52,826	865	(571)	53,120
Total	$5,333,755	$13,605	$(50,673)	$5,296,687

The following table summarizes the Company’s securities classified as available-for-sale as of December 31, 2004, which are carried at estimated fair value (amounts in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Residential mortgage-backed securities	$1,581,824	$911	$(24)	$1,582,711
Commercial mortgage-backed securities	12,000	7	—	12,007
Asset-backed securities	5,000	—	—	5,000
Corporate securities	19,578	477	(155)	19,900
Common and preferred stock	31,158	504	—	31,662
Total	$1,649,560	$1,899	$(179)	$1,651,280

All securities in an unrealized loss position at September 30, 2005 and December 31, 2004 have been in an unrealized loss position for less than one year. The Company’s review of such securities indicates that the decrease in estimated fair value was not due to permanent changes in the underlying credit fundamentals or in the amount of principal and interest expected to be received. In addition, the Company has the financial wherewithal and management has the intention to hold the securities for a period of time sufficient for a recovery in the estimated fair value. Therefore, management does not believe any of the securities held are other-than-temporarily impaired at September 30, 2005 or December 31, 2004.

During the three and nine-month periods ended September 30, 2005, the Company’s gross realized gains from the sales of securities was $0.3 million and $1.1 million, respectively. The Company did not have any gross realized losses from the sales of securities during the three and nine-month periods ended September 30, 2005 and did not sell any securities during the period from August 12, 2004 (Inception) through September 30, 2004.

Note 5.        Loans

As of September 30, 2005 a commercial real estate loan with an amortized cost of $20.0 million (fair value of $20.0 million) and a corporate loan with an amortized cost of $12.0 million (fair value of

KKR Financial Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 5.   Loans (Continued)

$12.1 million), were classified as held for sale by the Company. Accordingly, these loans are recorded at the lower of cost or market on the Company’s consolidated balance sheet. No loans were classified as held for sale as of December 31, 2004. The following table summarizes the Company’s loans as of September 30, 2005 (amounts in thousands):

	Principal	Unamortized Premium/(Discount)	Net Amortized Cost
Loans held for investment:
Corporate loans	$1,611,127	$(2,659)	$1,608,468
Residential mortgage loans	5,192,189	19,319	5,211,508
Commercial real estate loans	372,050	(923)	371,127
Allowance for loan losses for residential mortgage loans	(1,300)	—	(1,300)
Total loans held for investment	7,174,066	15,737	7,189,803
Loans held for sale	32,000	—	32,000
Total loans, net of allowance for loan losses	$7,206,066	$15,737	$7,221,803

The following table summarizes of the Company’s loans as of December 31, 2004 (amounts in thousands):

	Principal	Unamortized Premium/(Discount)	Net Amortized Cost
Corporate loans	$400,218	$(581)	$399,637
Residential mortgage loans	229,855	3,265	233,120
Commercial real estate loans	50,000	—	50,000
Total loans held for investment	$680,073	$2,684	$682,757

The following table summarizes the delinquency statistics of residential mortgage loans as of September 30, 2005 (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
Current	10,434	$5,184,863
30 to 59 days	17	7,326
60 to 89 days	—	—
90 days or more	—	—
In foreclosure	—	—
Total	10,451	$5,192,189

No residential mortgage loans were delinquent as of December 31, 2004.

During September 2005, the Gulf Coast region of the United States was severely impacted by Hurricane Katrina. The Company’s principal source of exposure to the hurricane is through properties collateralizing its residential mortgage loans. The impact of the hurricane on the Company is difficult to

KKR Financial Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 5.   Loans (Continued)

predict and is based on many factors including the extent of damage to properties collateralizing residential mortgage loans, the extent to which damage is not covered by insurance, and the extent to which the economic conditions of borrowers has been impacted in such a way as to affect the ability of borrowers to repay their loans. The ultimate impact of the hurricane on the Company is yet to be determined and the Company is working with its third-party loan servicers and third-party property inspection vendors to assess the damage. The Company expects that losses will be realized related to the hurricane; accordingly, the Company has recorded a provision for loan losses of $1.3 million related to its residential mortgage loan portfolio. The Company does not believe that the hurricane has had a material impact on its corporate or commercial real estate loan portfolio.

As of September 30, 2005 and December 31, 2004, the Company had not recorded an allowance for loan losses for its commercial real estate or corporate loan portfolios. In reviewing the Company’s portfolio of commercial real estate and corporate loans and the observable secondary market prices, the Company did not identify any loans that exhibit characteristics indicating that an impairment had occurred.

As of December 31, 2004, the Company had not recorded an allowance for loan losses for its residential mortgage loan portfolio. In reviewing the Company’s portfolio of residential mortgage loans and the observable secondary market prices, the Company did not identify any loans that exhibit characteristics indicating that an impairment had occurred.

During the quarter ended September 30, 2005, the Company purchased $3.9 billion of securities in connection with three securitization transactions backed by $3.7 billion of residential hybrid ARM loans and $0.2 billion of residential ARM loans. In all three of the securitization transactions, the Company purchased all of the securities issued, including the subordinate classes. Of the $3.9 billion of securities purchased, approximately $3.8 billion, or 96%, were rated AAA by Standard & Poor’s. Each of the special-purpose entities that issued the securities are not considered qualifying special-purpose entities as defined by SFAS No. 140 and are treated as VIEs under FIN 46R. The Company has determined that it is the primary beneficiary of each of the special purpose entities that issued the securities; accordingly, the Company recorded its investments as loans and not securities.

During September 2005, the Company securitized $959.2 million of residential ARM loans and retained all of the securities issued in the securitization transaction, including the subordinate classes. Of the $959.2 million of securities issued, approximately $908.8 million, or 95%, were rated AAA by Standard & Poor’s. While the Company transferred the loans to a separate bankruptcy-remote legal entity, the Company did not account for the transaction as a sale as the securitization transaction did not meet the criteria for sales treatment under SFAS No. 140. Accordingly, the Company did not record a gain or loss in connection with the securitization transaction and accounts for the transferred assets as loans on its consolidated balance sheet. The loans transferred in this securitization are owned by a special purpose entity and collateralize the issued securities, and as a result, those loans are not available to the Company, its creditors or stockholders.

As of September 30, 2005, residential mortgage loans with an estimated fair value of $5.1 billion (amortized cost of $5.2 billion) and corporate loans collateralizing the retained tranches of CLO 2005-1 with an estimated fair value of $128.0 million (amortized cost of $128.0 million) were pledged as collateral for borrowings under repurchase agreements. At December 31, 2004, residential mortgage loans with an estimated fair value of $233.9 million (amortized cost of $233.1 million) and a commercial real estate loan with an estimated fair value of $50.3 million (amortized cost of $50.0 million) were pledged as collateral

KKR Financial Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 5.   Loans (Continued)

for borrowings under repurchase agreements. The amounts pledged as collateral under repurchase agreements as of September 30, 2005 and December 31, 2004, exclude loans owned by CLO 2005-1, CLO 2005-2, and CDO 2005-1, which are described below.

As of September 30, 2005, corporate loans with an estimated fair value of $891.5 million (amortized cost of $882.9 million) and commercial real estate loans with an estimated fair value of $20.3 million (amortized cost of $20.0 million) were owned by CLO 2005-1. At September 30, 2005, corporate loans with an estimated fair value of $537.0 million (amortized cost of $530.0 million) and commercial real estate loans with an estimated fair value of $20.3 million (amortized cost of $20.0 million) were owned by CLO 2005-2. Additionally, at September 30, 2005, commercial real estate loans with an estimated fair value of $316.3 million (amortized cost of $316.2 million) were owned by CDO 2005-1. See Note 6 for Borrowings.

Note 6.        Borrowings

The Company leverages its portfolio of securities and loans through the use of repurchase agreements, warehouse facilities, short-term demand loans, and securitization transactions structured as secured financings. Each of the borrowing vehicles used by the Company bear interest at floating rates based on a spread above the London InterBank Offered Rate (“LIBOR”) or commercial paper rates.

Certain information with respect to the Company’s borrowings as of September 30, 2005 is summarized in the following table (amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral
Repurchase agreements	$9,510,959	3.89%	24	$9,893,155
Demand loan	40,511	4.44	1	45,995
CLO 2005-1 senior notes	773,000	3.72	26	996,216
CLO 2005-2 repurchase agreements	532,187	4.45	1	620,096
CDO 2005-1 repurchase agreements	187,864	4.89%	18	290,149
Total	$11,044,521			$11,845,611

Certain information with respect to the Company’s borrowings as of December 31, 2004 is summarized in the following table (amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral
Repurchase agreements	$1,558,274	2.51%	20	$1,736,687
Demand loan	27,875	2.79%	1	31,662
Total	$1,586,149			$1,768,349

KKR Financial Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 6.        Borrowings (Continued)

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

The senior notes issued to investors by CLO 2005-1 consist of three classes of notes as follows: (i) $615.0 million of class A-1 notes bearing interest at three-month LIBOR plus 0.27%; (ii) $58.0 million of class B notes bearing interest at three-month LIBOR plus 0.45%; and (iii) $100.0 million of class A-2 Delayed Draw notes bearing interest on the drawn amount at three-month LIBOR plus 0.27%. All of the notes issued mature on April 26, 2017, though the Company has the right to call the notes at par any time after April 2008.

During February 2005 the Company formed CLO 2005-2 and began borrowing from a warehouse facility, in the form of a repurchase agreement, to purchase corporate loans and certain other loans and securities. The repurchase facility bears interest at a rate of 30-day LIBOR plus 0.65% and as of September 30, 2005, there was $532.2 million outstanding. During April 2005 the Company formed CDO 2005-1 and began borrowing on a warehouse facility, in the form of a repurchase agreement, to purchase commercial real estate debt obligations. The repurchase facility bears interest at a rate of 30-day LIBOR plus 1.10% and as of September 30, 2005, there was $187.9 million outstanding.

The Company’s CLO and the CDO transactions are accounted for by the Company as secured borrowings as defined in SFAS No. 140.

During June 2005, the Company entered into a $275.0 million secured revolving credit facility. This revolving credit facility matures on June 30, 2006, and, as of September 30, 2005, the Company had no borrowings outstanding. The revolving credit facility bears interest at 30-day LIBOR plus 1.00%.

On September 30, 2005, the Company closed a $5 billion asset-backed commercial paper facility. This facility will provide the Company with an alternative source of funding its residential real estate securities by issuing secured liquidity notes that are rated A-1+, P-1, and F1+, by Standard and Poor’s, Moody’s Investors Service, or Moody’s, and Fitch Inc, respectively. Issuances of secured liquidity notes will be recorded as borrowings on the Company’s consolidated balance sheet. As of September 30, 2005, no borrowings were outstanding under this facility.

Note 7.        Derivative Financial Instruments

The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets or from fluctuations in currency values, to the extent the Company makes non-U.S. dollar-denominated investments. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The counterparties to these contractual arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. In the event of nonperformance by the counterparties, the Company is potentially exposed to losses. However,

KKR Financial Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 7.   Derivative Financial Instruments (Continued)

because of the high credit ratings of the counterparties the Company has entered into derivative transactions with, the Company does not anticipate that any of the counterparties will fail to fulfill their obligations.

The table below summarizes the estimated net fair value of the derivative instruments as of September 30, 2005 and December 31, 2004 (amounts in thousands):

	As of September 30, 2005	As of December 31, 2004
Cash Flow Hedges:
Interest rate corridors	$12,699	$—
Interest rate swaps	21,186	—
Free-Standing Derivatives:
Interest rate swaptions	162	223
Interest rate swaps	78	—
Credit default swaps	47	(625)
Total rate of return swaps	184	—
Foreign exchange contracts	—	(125)
Net fair value	$34,356	$(527)

Note 8.        Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (amounts in thousands):

	As of September 30, 2005	As of December 31, 2004
Net unrealized (losses) gains on available-for-sale securities	$(37,068)	$1,720
Net unrealized gains on cash flow hedges	23,886	—
Accumulated other comprehensive income (loss)	$(13,182)	$1,720

The changes in the components of other comprehensive loss were as follows (amounts in thousands):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Unrealized gains on securities available-for-sale:
Unrealized holding losses arising during period	$(30,023)	$(37,648)
Reclassification adjustments for gains realized in net income	(325)	(1,140)
Unrealized losses on securities available-for-sale	(30,348)	(38,788)
Unrealized gains on cash flow hedges	27,430	23,886
Other comprehensive loss	$(2,918)	$(14,902)

Note 9.        Stock Options and Restricted Stock

The Company has adopted a stock incentive plan (the “2004 Stock Incentive Plan”) that provides for the grant of qualified incentive common stock options that meet the requirements of Section 422 of the

KKR Financial Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 9.   Stock Options and Restricted Stock (Continued)

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

The exercise price for any stock option granted under the 2004 Stock Incentive Plan may not be less than 100% of the fair market value of the shares of common stock at the time the common stock option is granted. Each common stock option must terminate no more than ten years from the date it is granted. The 2004 Stock Incentive Plan, as amended, authorizes that a total of 7,964,625 shares may be used to satisfy awards under the plan. The Company made its initial grants under the 2004 Stock Incentive Plan on August 12, 2004, and August 19, 2004, the dates that the Company closed its initial private placement of common stock and the date that the over-allotment option was exercised, respectively.

The following table summarizes restricted common stock transactions:

	Manager	Directors	Total
Unvested shares as of August 19, 2004	1,193,867	15,000	1,208,867
Issued	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Unvested shares as of December 31, 2004	1,193,867	15,000	1,208,867
Issued	1,875,000	28,321	1,903,321
Vested	(397,956)	(10,000)	(407,956)
Forfeited	—	(5,000)	(5,000)
Unvested shares as of September 30, 2005	2,670,911	28,321	2,699,232

The shares of restricted common stock granted to the directors were valued using the fair market value at the time of grant, which was $20.00 and $24.90 per share, for the shares of restricted common stock granted in 2004 and 2005, respectively. Pursuant to SFAS No. 123(R), the Company is required to value any unvested shares of restricted common stock granted to the Manager at the current market price. The Company valued the unvested restricted common stock at $22.24 and $20.00 per share at September 30, 2005 and December 31, 2004, respectively.

KKR Financial Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 9.   Stock Options and Restricted Stock (Continued) (Continued)

The following table summarizes common stock option transactions:

	Number of Options	Weighted Average Exercise Price
Outstanding as of August 19, 2004	1,989,779	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of December 31, 2004	1,989,779	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of September 30, 2005	1,989,779	$20.00

None of the common stock options outstanding were exercised at September 30, 2005, and December 31, 2004, respectively. As of September 30, 2005, 663,260 common stock options were exercisable and no common stock options were exercisable as of December 31, 2004. The common stock options are valued using the Black-Scholes model using the following assumptions:

	As of September 30, 2005	As of September 30, 2004
Expected life	8.9 years	9.9 years
Discount rate	4.43%	4.33%
Volatility	20%	20%
Dividend yield	9%	9%

The estimated fair value of the common stock options was $1.46 and $0.88 at September 30, 2005 and September 30, 2004, respectively. For the three-month and nine-month periods ended September 30, 2005 and the period from August 12, 2004 (Inception) through September 30, 2004, the components of share-based compensation expense are as follows (amounts in thousands):

	Three months ended September 30, 2005	Nine months ended September 30, 2005	Period from August 12, 2004 (Inception) through September 30, 2004
Options granted to Manager	$38	$1,615	$146
Restricted shares granted to Manager	7,191	17,634	1,843
Restricted shares granted to certain directors	199	260	—
Total shared based compensation expense	$7,428	$19,509	$1,989

Note 10. Management Agreement and Related Party Transactions

The Manager manages the Company’s day-to-day operations, subject to the direction and oversight of the Company’s Board of Directors. The Management Agreement was executed on August 12, 2004. The initial term expires on December 31, 2006 and shall be automatically renewed for a one-year term on each anniversary date thereafter. Following the initial term, the Management Agreement may be terminated

KKR Financial Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 10. Management Agreement and Related Party Transactions (Continued)

upon the affirmative vote of at least two-thirds of the Company’s independent directors, or by a vote of the holders of a majority of the outstanding shares of the Company’s common stock.

The Management Agreement provides, among other things, that the Company pays to the Manager, in exchange for managing the day-to-day operations of the Company, certain fees and reimbursements, consisting of a base management fee, an incentive fee, and reimbursement for out-of-pocket and certain other costs incurred by the Manager and on behalf of the Company. All rent incurred by the Manager is paid by the Company and the Company is a party to the lease.

The Management Agreement contains certain provisions requiring the Company to indemnify the Manager with respect to all losses or damages arising from acts not constituting bad faith, willful misconduct, or gross negligence. The Company has evaluated the impact of these guarantees on its consolidated financial statements and determined that they are immaterial.

For the three and nine-month periods ended September 30, 2005, the Company incurred $7.1 million and $13.8 million, respectively, in base management fees. In addition, the Company recognized share-based compensation expense related to common stock options and restricted common stock granted to the Manager of $7.2 million and $19.3 million for the three and nine-month periods ending September 30, 2005, respectively (see Note 9). The Company also reimbursed the Manager $1.5 million and $3.2 million, respectively, for expenses for the three and nine-month periods ended September 30, 2005. The Company incurred base management fees and reimbursed the Manager for expenses of $1.8 million and $0.6 million, respectively, for the period from Inception through September 30, 2004. In addition, the Company recognized share-based compensation expense related to common stock options and restricted common stock granted to the Manager of $2.0 million for the period from Inception through September 30, 2004. Base management fees incurred and share-based compensation expense relating to common stock options and restricted common stock granted to the Manager are included in management compensation to related party on the consolidated statement of operations. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of operations non-investment expense category based on the nature of the expense.

No incentive fees were earned or paid to the Manager during the three and nine-month periods ended September 30, 2005 or during the period from Inception to September 30, 2004.

Note 11. Subsequent Events

On November 2, 2005, the Company’s Board of Directors declared a cash distribution for the quarter ended September 30, 2005 on the Company’s common stock of $0.32 per share. The distribution will be payable on November 30, 2005 to stockholders of record as of the close of business on November 16, 2005.

On November 2, 2005, the independent Directors of the Company’s Board of Directors approved the Company’s recommendation to co-invest on a pari passu basis with Kohlberg Kravis Roberts & Co. L.P., in three separate private equity transactions. The Company’s aggregate investment will total $42.5 million and the investments are scheduled to close during the forth quarter of 2005.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where the context suggests otherwise, the terms “we,” “us” and “our” refer to KKR Financial Corp. and its subsidiaries.

Executive Overview

We are a specialty finance company that invests in multiple asset classes and uses leverage to generate competitive leveraged risk-adjusted returns subject to maintaining our status as a REIT, and our exemption from regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Our objective is to provide competitive returns to our investors through a combination of dividends and capital appreciation. As part of our multi-asset class strategy, we seek to invest opportunistically in those asset classes that can generate competitive leveraged risk-adjusted returns. The implementation of our multi-asset class strategy diversifies our investment portfolio. Investing in multiple asset classes does not, however, reduce or eliminate many of the risks associated with our investment portfolio such as geographic concentration risk, asset class concentration risk, market risk, and credit risk. We currently make investments in the following asset classes: (i) residential mortgage loans and mortgage-backed securities; (ii) corporate loans and debt securities; (iii) commercial real estate loans and debt securities; (iv) asset-backed securities; and (v) equity securities. We also make opportunistic investments in other asset classes from time to time. Our investment guidelines do not impose any limitations on the amount of our investments in any specific asset class. Our income is generated primarily from the difference between the interest and dividend income earned on our investments and the cost of our borrowings, less operating expenses.

We were organized as a Maryland corporation on July 7, 2004 and commenced operations on August 12, 2004 (“Inception”). We are managed by KKR Financial Advisors LLC (the “Manager”) pursuant to a management agreement (the “Management Agreement”). The Manager is an affiliate of Kohlberg Kravis Roberts & Co. L.P. The Company is taxed as a real estate investment trust (“REIT”) and is required to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”) with respect thereto.

We completed our initial private placement of shares of our common stock on August 12, 2004, which generated net proceeds of approximately $755.5 million. We completed our initial public offering (“IPO”) of our common stock on June 29, 2005, which generated net proceeds of approximately $848.8 million. In the IPO we sold 37,500,000 shares of common stock at $24.00 per share. The IPO included 28,750 shares of common stock that were sold by existing stockholders. Our stock is listed on the New York Stock Exchange under the symbol “KFN” and began trading on June 24, 2005. On June 23, 2005 we effected a reverse stock split of our common stock at a ratio of one share of common stock for every two shares of common stock then outstanding. The accompanying condensed consolidated financial statements have been adjusted to give effect to the reverse stock split for all periods presented.

We commenced our investment activities by making our first investment on September 30, 2004. Assuming no material changes in market conditions or our business strategy, our objective is to have fully deployed our capital, including the proceeds from our IPO, on a fully leveraged basis during the second quarter of 2006. We used the proceeds from our IPO to reduce short-term borrowings and intend to fund future investments principally through borrowings until such time that we fully deploy our capital on a fully leveraged basis. Provided that market conditions and market opportunities are favorable, we may undertake to raise additional equity capital subsequent to the deployment of our existing capital and leverage.

During September 2005 the Gulf Coast region of the United States was severely impacted by Hurricane Katrina. Our principal sources of exposure related to the effect of the hurricane is through properties collateralizing our residential mortgage loans. We are working with our third-party loan servicers and other third-party property inspection vendors to assess the damage.

Forward Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on our current expectations, estimates and projections. Pursuant to those sections, we may obtain a “safe harbor” for forward-looking statements by identifying those and by accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “strive,” “plan,” “estimate,” and “project,” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors including, but not limited to, changes in interest rates and market values, changes in prepayment rates, general economic conditions, and other factors not presently identified. Other factors that may impact our actual results are discussed in our Registration Statement on Form S-11 (File No. 333-124103) under the section titled “Risk Factors”. We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Critical Accounting Policies

Our consolidated financial statements are prepared by management in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Refer to the Critical Accounting Policies section of our Form S-11 for a detailed description of our significant accounting policies. Our significant accounting policies are fundamental to understanding our financial condition and results of operations because some of these policies require that we make significant estimates and assumptions that may affect the value of our assets or liabilities and financial results. We believe that certain of our policies are critical because they require us to make difficult, subjective, and complex judgments about matters that are inherently uncertain. The critical policies summarized below relate to revenue recognition, other-than-temporary impairments, allowance for loan losses, accounting for derivative instruments and hedging activities, classification of investment securities, and share-based compensation. We have reviewed these critical accounting policies with our Board of Directors and our Audit Committee.

Revenue Recognition

We account for interest income on our investments using the effective yield method. For investments purchased at par, the effective yield is the contractual coupon rate on the investment. If the investment is purchased at a discount or at a premium, the effective yield is computed based on the contractual interest rate increased for the accretion of purchase discounts or decreased for the amortization of purchase premiums. The effective yield method requires that we make estimates of future prepayment rates for our investments that can be contractually prepaid prior to their contractual maturity date so that the purchase discount can be accreted, or the purchase premium can be amortized, over the estimated remaining life of the investment. The prepayment estimates that we use directly impact the estimated remaining lives of our investments. We review and adjust our prepayment estimates as of each quarter end or more frequently if we become aware of any material information that would lead us to believe that an adjustment is necessary. As of September 30, 2005, unamortized purchase premiums and unaccreted purchase discounts on our investment portfolio totaled $33.2 million and $39.6 million, respectively.

Impairments

We evaluate our investment portfolio for impairment as of each quarter end or more frequently if we become aware of any material information that would lead us to believe that an investment may be impaired. We evaluate whether the investment is considered impaired and whether the impairment is other-than-temporary. If we make a determination that the impairment is other-than-temporary, we recognize an impairment loss equal to the difference between the amortized cost basis and the estimated fair value of the investment. We consider many factors in determining whether the impairment of an investment is other-than-temporary, including but not limited to the length of time the security has had a decline in estimated fair value below its amortized cost, the amount of the loss, the intent and our financial ability to hold the investment for a period of time sufficient for a recovery in its estimated fair value, recent events specific to the issuer or industry, external credit ratings and recent downgrades in such ratings. As of September 30, 2005, we had aggregate unrealized losses on our securities classified as available-for-sale of approximately $50.7 million, which if not recovered may result in the recognition of future losses.

Allowance for Loan Losses

We maintain an allowance for loan losses at a level that we believe is adequate based on an evaluation of known and inherent risks related to our loan investments. When determining the adequacy of the allowance for loan losses we consider historical and industry loss experience, economic conditions and trends, the estimated fair values of our loans, credit quality trends and other factors that we determine are relevant. To estimate the allowance for loan losses, we first identify impaired loans. Loans are generally evaluated for impairment individually, but loans purchased on a pooled basis with relatively smaller balances and substantially similar characteristics may be evaluated collectively for impairment. We consider a loan to be impaired when, based on current information and events, we believe it is probable that we will be unable to collect all amounts due to us based on the contractual terms of the loan. When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its estimated fair value. Increases in the allowance for loan losses are recognized in our results of operations as a provision for loan losses. When we make a determination that some or all of a loan is uncollectible, we charge-off or write-down the loan and the allowance for loan losses is reduced.

Currently, our residential mortgage loans are relatively homogeneous and the adequacy of the allowance for loan losses is based on a review of relevant factors including, but not limited to, estimated fair values, industry statistics, current economic conditions, loan portfolio composition, delinquency trends and credit losses realized to-date on underlying loans. Because our mortgage loan portfolio is not seasoned we review these factors for similar portfolios of mortgage loans that have comparable FICO® scores, loan-to-value ratios (“LTV”), loan balances, and geographical diversity and that were originated through similar mortgage banking channels, and we use this information when assessing the adequacy of the allowance for loan losses. Our investments in commercial real estate mortgage loans and corporate loans are not homogeneous and we individually review each of the loans for impairments and use relevant information in our analysis including current estimated fair values, current valuation multiples, projected operating cash flow and projected liquidation cash flows.

Accounting for Derivative Instruments and Hedging Activities

Our policies permit us to enter into derivative contracts, including interest rate swaps, interest rate corridors, interest rate swaptions, and credit and currency derivatives. We use interest rate derivatives to manage interest rate risk. We formally document relationships between our hedging instruments and our hedged transactions as of the inception date of the hedge, including (i) our risk management objective and hedge strategy, (ii) the risk that we are hedging, (iii) the hedging instruments, consisting of the derivative instruments that comprise the hedge, (iv) the hedged transaction, consisting of the recognized or forecasted transaction that we are hedging, (v) the method that we used to assess the hedge’s effectiveness on a retrospective and prospective basis, and (vi) the methodology that we will use to measure hedge ineffectiveness. On the date that we enter into an interest rate derivative transaction we designate the interest rate derivative as (i) a hedge of a forecasted transaction or of the variability of cash flows related to a recognized liability (“cash flow hedge”) or (ii) held for trading (“trading instrument”). Our interest rate swaptions are undesignated derivative contracts and accounted for as trading instruments, and our interest rate swap and interest rate corridor contracts are designated and accounted for as cash flow hedges. We have not entered into any interest rate derivative transactions that are designated as a hedge of the estimated fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”).

For our cash flow hedges, we record and report our hedge instruments at estimated fair value on our balance sheet and record the changes in their estimated fair value in accumulated other comprehensive income (loss). Changes in these amounts are reclassified to our statements of operations over the effective hedge period as the hedged item affects earnings. Our cash flow hedge instrument must be “highly effective,” as defined in SFAS No. 133, in achieving offsetting changes in the hedged item attributable to the risk that we are hedging in order to qualify for initial and recurring hedge accounting treatment. We recognize any hedge ineffectiveness related to our cash flow hedges as a component of interest expense during the period in which it occurs. Prior to the end of the specified cash flow hedge period, the effective portion of our hedge instrument gains and losses is recorded in other accumulated comprehensive income (loss). The estimated fair values of our hedge instruments are based on market prices provided by dealers that make markets in such hedging instruments. For our cash flow hedges, we are required to discontinue hedge accounting prospectively when we determine that (i) the hedging instruments are no longer effective in offsetting changes in the cash flows of a hedged transaction, (ii) we determine that it is no longer probable that the forecasted transaction will occur, or (iii) the designation of the hedging instruments as hedges is no longer permitted or appropriate.

We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of September 30, 2005, the estimated fair value of our derivatives totaled $34.4 million. As of September 30, 2005, the estimated fair value of interest rate derivatives accounted for as cash flow hedges totaled approximately $33.9 million and the net change in unrealized gain on such cash flow hedges totaled approximately $23.9 million, which amount is recorded in accumulated other comprehensive income (loss) in the consolidated statements of changes in stockholders’ equity.

Classifications of Investment Securities

Our investments in securities are classified as “available-for-sale” and are recorded and reported on our consolidated balance sheet at estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) on our consolidated balance sheet. We designate and classify our investments in securities as available-for-sale because we may sell them prior to their maturity date. We do not designate and classify our investments in securities as trading securities because we do not intend to trade them or sell them in the near term. We determine the estimated fair value of our investments in securities using quoted market prices, dealers who make markets in the securities, and third-party pricing services. When we sell an investment security, the realized net gain or loss on the sale of the security is included in our consolidated statements of operations and we specifically identify the security that was sold and its specific cost basis when we compute the net realized gain or loss. As of September 30, 2005, securities classified as available-for-sale totaled $5.3 billion.

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

Because we remeasure the amount of compensation costs associated with the unvested restricted common stock and unvested common stock options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our consolidated financial statements will change based on the estimated fair value of our common stock and this may result in earnings volatility. For the three and nine-month periods ended September 30, 2005, share-based compensation totaled $7.4 million and $19.5 million, respectively.

Recently Adopted Accounting Pronouncements

On November 3, 2005, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position (“FSP”) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP provides authoritative guidance regarding determining when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This FSP also includes accounting consideration subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. We do not expect the adoption of the FSP to have a material effect on its consolidated financial statements.

Results of Operations

For the three-month and nine-month periods ended September 30, 2005

Summary

Our net income for the three-month and nine-month periods ended September 30, 2005 totaled $18.5 million (or $0.24 per diluted share) and $33.1 million (or $0.62 per diluted share), respectively. During the three-month period ended September 30, 2005, our investment portfolio increased by 76% from $7.1 billion as of June 30, 2005 to $12.5 billion as of September 30, 2005. For the nine-month period ended September 30, 2005, our investment portfolio increased by 443% from $2.3 billion as of December 31, 2004.

Net Investment Income

Net investment income for the three-month and nine-month periods ended September 30, 2005, was $37.8 million and $73.6 million, respectively. Investment income, primarily consisting of interest and dividend income from investments in securities and loans, totaled $116.6 million and $221.2 million for the three and nine-month periods ended September 30, 2005, respectively. For the three-month period ended September 30, 2005, investment income primarily consisted of $80.1 million of interest income on residential adjustable rate mortgages, or ARM, securities, residential hybrid ARM securities and residential mortgage loans, $28.9 million of interest income on corporate loans and corporate debt securities, $7.5 million of interest income on commercial real estate loans and debt securities and $0.1 million of dividends on common and preferred stock, with total investment income offset by $0.8 million of net purchase price premium amortization. For the nine-month period ended September 30, 2005, investment income primarily consisted of $154.6 million of interest income on residential ARM securities, residential hybrid ARM securities and residential mortgage loans, $55.3 million of interest income on corporate loans and corporate debt securities, $12.4 million of interest income on commercial real estate loans and debt securities and $0.1 million of dividends on common and preferred stock, with total investment income offset by $3.2 million of net purchase price premium amortization. For the three-month and nine-month periods ended September 30, 2005, interest expense on our borrowings totaled $77.5 million and $146.3 million, respectively. For the three-month period ended September 30, 2005, interest expense, including amortization of fees and expenses, related to our borrowings consisted of $65.4 million related to repurchase agreements, $0.6 million related to interest rate swaps, and $11.5 million related to notes payable under our CLOs. For the nine-month period ended September 30, 2005, interest expense, including amortization of fees and expenses, related to our borrowings consisted of $123.0 million related to repurchase agreements, $0.6 million related to interest rate swaps, and $22.7 million related to notes payable under our CLOs. Provision for loan losses for the three and nine-month periods ended September 30, 2005 was $1.3 million. The provision for losses was recorded as a reserve of the Company’s exposure to potential losses resulting from the effects of Hurrican Katrina. See further discussion under Asset Quality.

Net Investment Gains and Losses

Net investment gains and other income totaled $1.9 million for the three-month period ended September 30, 2005 and was primarily comprised of $1.7 million of gains realized on the sale of investments and $0.1 million of fee and other income. For the nine-month period ended September 30, 2005, net investment gains and other income totaled $4.6 million and was primarily comprised of $2.9 million of gains realized on the sale of investments and $1.7 million of fee and other income.

Non-Investment Expenses

Non-investment expenses totaled $20.4 million and $43.2 million for the three and nine-month periods ended September 30, 2005, respectively. For the three-month period ended September 30, 2005 management compensation to related party totaled $14.3 million and consisted of $7.1 million of base management fees payable to our Manager pursuant to the Management Agreement and $7.2 million of share-based compensation related to restricted common stock and common stock options granted to our Manager. For the nine-month period ended September 30, 2005, management compensation totaled $33.1 million and consisted of $13.8 million of base management fees payable to our Manager pursuant to the Management Agreement and $19.3 million of shared-based compensation related to restricted common stock and common stock options granted to our Manager. The base management fee payable was calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times “equity” as defined in the Management Agreement. Our Manager is also entitled to an incentive fee provided that our quarterly “net income”, as defined in the Management Agreement, before the incentive fee exceeds a defined return hurdle. We did not exceed the applicable hurdle during the three and nine-month periods ended September 30, 2005; accordingly, no incentive fee was earned or paid.

General and administrative expenses totaled $2.6 million and $4.1 million, respectively, for the three-month and nine-month periods ended September 30, 2005, and consisted of expenses incurred by our Manager on our behalf that are reimbursable to our Manager pursuant to the Management Agreement. General and administrative expenses for the three and nine-month periods ended September 30, 2005, include a non-recurring lease termination charge totaling $0.8 million. Professional services expenses totaled $1.4 million and $2.6 million, respectively, for the three and nine-month periods ended September 30, 2005 and consist of legal, accounting and other professional services. We expect that our recurring professional services expenses will continue to increase as our investment portfolio continues to increase. Loan servicing expenses totaled $1.4 million and $2.0 million, respectively, for the three and nine-month periods ended September 30, 2005, and consist of fixed servicing fees paid to third-party servicers. We expect that loan servicing expenses will continue to increase as our residential loan portfolio increases.

Income Tax Provision

We have elected to be taxed as a REIT and are required to comply with the provisions of the Code with respect thereto. Accordingly, we are not subject to federal income tax to the extent that our distributions to stockholders satisfy the REIT requirements and certain asset, income and ownership tests, and recordkeeping requirements are fulfilled. Even though we qualify for federal taxation as a REIT, we may be subject to some amount of federal, state and local taxes based on our taxable income.

KKR TRS Holdings, Inc., our domestic taxable REIT subsidiary, is taxed as a regular subchapter C corporation under the provisions of the Code. KKR TRS Holdings, Inc. was formed to make, from time to time, certain investments that would not be REIT qualifying investments if made directly by us, and to earn income that would not be REIT qualifying income if earned directly by us. For the three and nine month periods ended September 30, 2005, KKR TRS Holdings, Inc. had pre-tax net income of $1.6 million and $4.3 million, respectively, that was primarily related to the derivative transactions discussed under “Net Investment Gains and Losses” above and the provision for income taxes totaled $0.8 million and $1.9 million, for the three and nine-month periods ended September 30, 2005, respectively. As of September 30, 2005, KKR TRS Holdings, Inc. had an income tax liability of $1.7 million.

KKR Financial CLO 2005-1, Ltd., KKR Financial CLO 2005-2, Ltd., KKR Financial CLO 2005-3, Ltd., KKR Financial CLO 2006-1, Ltd., KKR Financial Market Value CLO 2005-1, Ltd., KKR Financial CDO 2005-1, Ltd., and KKR CDO 2006-1, Ltd. are foreign taxable REIT subsidiaries that were established to facilitate securitization transactions structured as secured financing transactions. They are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. Therefore, despite their status as taxable REIT subsidiaries, they generally will not be subject to corporate income tax on their earnings, and no provisions for income taxes for the three and nine month periods ended September 30, 2005 have been recorded; however, we will generally be required to include their current taxable income in our calculation of REIT taxable income.

For the period from August 12, 2004 (Inception) through September 30, 2004

Summary

Our net loss for the period totaled $3.4 million or $0.09 per share, which was principally due to limited investment income resulting from the implementation of our ramp-up, which began on August 12, 2004, when we closed the private placement of our common stock. Our investment portfolio totaled $22.0 million as of September 30, 2004.

Net Investment Income

Net investment income for the period totaled $1.5 million, consisted of interest income on cash and cash equivalents. There was no interest expense on our borrowings.

Non-Investment Expenses

Non-investment expenses totaled $4.9 million. Management compensation totaled $3.8 million and consisted of $1.8 million of base management fees payable to our Manager pursuant to the Management Agreement and $2.0 million of share-based compensation related to restricted common stock and common stock options granted to our Manager. The base management fee payable was calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times “equity” as defined in the Management Agreement. Our Manager is also entitled to an incentive fee provided that our quarterly “net income”, as defined in the Management Agreement, before the incentive fee exceeds a defined return hurdle. We did not exceed the applicable hurdle during the period; accordingly, no incentive fee was earned or paid. Professional services expenses totaled $0.2 million and consist of legal, accounting and other professional services. We expect that our recurring professional services expenses will continue to increase as our investment portfolio continues to increase. Insurance expenses totaled $0.1 million and consist of insurance premium expense for directors and officers insurance. Board of director expenses totaled $0.1 million and consist of board of director fees, board of director committee fees, amortization of restricted common stock granted to certain members of our Board of Directors and related expense reimbursements paid to the members of our Board of Directors. Other general and administrative expenses totaled $0.7 million and consist of expenses incurred by our Manager on our behalf that are reimbursable to our Manager pursuant to the Management Agreement.

Income Tax Provision

KKR TRS Holdings, Inc., our domestic taxable REIT subsidiary, is taxed as a regular subchapter C corporation under the provisions of the Code. KKR TRS Holdings, Inc. was formed to make, from time to time, certain investments that would not be REIT qualifying investments if made directly by us, and to earn income that would not be REIT qualifying income if earned directly by us. KKR TRS Holdings, Inc. had no operations for the period from August 12, 2004 through September 30, 2004. Therefore, despite its status as a taxable REIT subsidiary, no provision for income taxes has been recorded for this period.

Financial Condition

Summary

The tables below summarize the carrying value, amortized cost, and estimated fair value of our investment portfolio as of September 30, 2005 and December 31, 2004, classified by interest rate type. Carrying value is the value that investments are recorded on our consolidated balance sheets and is estimated fair value for securities and amortized cost for loans held for investment and the lower of amortized cost or market value for loans held for sale. Estimated fair values set forth in the tables below are based on dealer quotes and/or nationally recognized pricing services.

The table below summarizes our investment portfolio as of September 30, 2005 classified by interest rate type:

Investment Portfolio
(Amounts in thousands)

	Carrying Value	Amortized Cost	Estimated Fair Value	Portfolio Mix % by Fair Value
Floating Rate:
Residential ARM Loans	$1,579,769	$1,579,769	$1,576,220	12.7%
Residential ARM Securities	2,532,718	2,529,423	2,532,718	20.3%
Corporate Loans	1,595,468	1,595,468	1,611,569	13.0%
Corporate Debt Securities	250,853	252,282	250,853	2.0%
Commercial Real Estate Loans	355,586	355,586	355,925	2.9%
Commercial Real Estate Debt Securities	52,045	51,995	52,045	0.4%
Total Floating Rate	6,366,439	6,364,523	6,379,330	51.3%
Hybrid Rate:
Residential Hybrid ARM Loans	3,631,739	3,631,739	3,593,785	28.9%
Residential Hybrid ARM Securities	2,282,589	2,321,383	2,282,589	18.3%
Total Hybrid Rate	5,914,328	5,953,122	5,876,374	47.2%
Fixed Rate:
Corporate Loans	25,000	25,000	25,000	0.2%
Corporate Debt Securities	105,482	106,060	105,482	0.8%
Commercial Real Estate Loans	35,541	35,541	35,890	0.3%
Commercial Real Estate Debt Securities	19,880	19,786	19,880	0.2%
Total Fixed Rate	185,903	186,387	186,252	1.5%
Total	$12,466,670	$12,504,032	$12,441,956	100.0%

The table above excludes common and preferred stock with an estimated fair value of $53.1 million and an amortized cost of $52.8 million as of September 30, 2005. As of September 30, 2005, the aggregate amortized cost value of our investment portfolio exceeded the aggregate fair value of our portfolio by $61.8 million and, as of the same date, we had unrealized gains totaling $23.9 million related to our cash flow hedges, as defined under SFAS No. 133. As of September 30, 2005, the aggregate net unamortized purchase discount related to our investment portfolio was $6.4 million.

The table below summarizes our investment portfolio as of December 31, 2004, classified by interest rate type:

Investment Portfolio
(Amounts in thousands)

	Carrying Value	Amortized Cost	Estimated Fair Value	Portfolio Mix % by Fair Value
Floating Rate:
Residential ARM Loans	$233,120	$233,120	$233,877	10.1%
Residential ARM Securities	1,582,711	1,581,824	1,582,711	68.7
Corporate Loans	394,387	394,387	396,873	17.2
Corporate Debt Securities	16,814	16,578	16,814	0.7
Commercial Real Estate Loans	50,000	50,000	50,250	2.2
Commercial Real Estate Debt Securities	12,007	12,000	12,007	0.5
Total Floating Rate	2,289,039	2,287,909	2,292,532	99.4
Hybrid Rate:
Residential Hybrid ARM Loans	—	—	—	—
Residential Hybrid ARM Securities	—	—	—	—
Total Hybrid Rate	—	—	—	—
Fixed Rate:
Corporate Loans	5,250	5,250	5,289	0.2
Corporate Debt Securities	8,086	8,000	8,086	0.4
Total Fixed Rate	13,336	13,250	13,375	0.6
Total	$2,302,375	$2,301,159	$2,305,907	100.0%

The table above excludes preferred stock with an estimated fair value of $31.7 million and an amortized cost of $31.1 million as of December 31, 2004. As of December 31, 2004, the aggregate net unamortized purchase discount related to our investment portfolio was $5.2 million.

Asset Quality

Hurricane Katrina

During September 2005, the Gulf Coast region of the United States was severely impacted by Hurricane Katrina. Our principal source of exposure to the hurricane is through properties collateralizing our residential mortgage loans. The impact of the hurricane is difficult to predict and is based on many factors including the extent of damage to properties collateralizing residential mortgage loans, the extent to which damage is not covered by insurance, and the extent to which the economic conditions of borrowers has been impacted in such a way as to affect the ability of borrowers to repay their loans. The ultimate impact of the hurricane is yet to be determined and we are working with our third-party loan servicers and other third-party property inspection vendors to assess the damage. Based on our expectation that losses will be realized from the hurricane, we have recorded a provision for loan losses of $1.3 million related to our residential mortgage loan portfolio. We do not believe that the hurricane has had a material impact on our corporate or commercial real estate loan portfolio.

Asset Quality Review

We evaluate and monitor the asset quality of our investment portfolio by performing detailed credit reviews and by monitoring key credit statistics and trends. We monitor the credit rating of our investment portfolio through the use of both Moody’s Investors Services, Inc., or Moody’s, and Standard & Poor’s Ratings Service, or Standard & Poor’s ratings, and Moody’s weighted average rating factor, or WARF.

WARF is the quantitative equivalent of Moody’s traditional rating categories (e.g., Ba1, Ba2, etc.) and is used by Moody’s in its credit enhancement calculations for securitization transactions. By monitoring both Moody’s and Standard & Poor’s ratings and Moody’s WARF we can monitor trends and changes in the credit ratings of our investment portfolio. For residential mortgage loans and residential mortgage-backed securities we monitor the credit quality of the underlying borrowers by monitoring trends and changes in the underlying borrowers’ FICO® scores. Borrowers with lower FICO® scores default more frequently than borrowers with higher FICO® scores. For residential and commercial real estate mortgage loans and mortgage-backed securities we monitor trends and changes in LTV ratios. Increases in LTV ratios are likely to result in higher realized credit losses when borrowers default.

Securities Available-for-Sale

The following table summarizes the amortized cost of our investment securities portfolio by investment class stratified by Moody’s and Standard & Poor’s ratings category as of September 30, 2005:

Investment Securities
(Amounts in thousands)

Ratings Category	Residential ARM Securities	Residential Hybrid ARM Securities	Corporate Debt Securities	Commercial Real Estate Debt Securities	Total
Aaa/AAA	$2,470,157	$2,258,395	$—	$—	$4,728,552
Aa1/AA+ through Aa3/AA-	21,497	28,327	—	—	49,824
A1/A+ through A3/A-	15,498	17,944	—	—	33,442
Baa1/BBB+ through Baa3/BBB-	10,999	8,813	85,452	38,488	143,752
Ba1/BB+ through Ba3/BB-	4,668	3,612	107,761	25,000	141,041
B1/B+ through B3/B-	2,796	2,042	132,069	—	136,907
Caa1/CCC+ and lower	—	—	33,060	8,293	41,353
Non-Rated	3,808	2,250	—	—	6,058
Total	$2,529,423	$2,321,383	$358,342	$71,781	$5,280,929

The following table shows the amortized cost of our investment securities portfolio by investment class stratified by Moody’s and Standard & Poor’s ratings category as of December 31, 2004:

Investment Securities
(Amounts in thousands)

Ratings Category	Residential ARM Securities	Residential Hybrid ARM Securities	Corporate Debt Securities	Commercial Real Estate Debt Securities	Total
Aaa/AAA	$1,522,749	$—	$—	$—	$1,522,749
Aa1/AA+ through Aa3/AA-	21,500	—	—	—	21,500
A1/A+ through A3/A-	15,500	—	—	—	15,500
Baa1/BBB+ through Baa3/BBB-	11,000	—	5,000	12,000	28,000
Ba1/BB+ through Ba3/BB-	4,579	—	7,000	—	11,579
B1/B+ through B3/B-	2,695	—	7,578	—	10,273
Caa1/CCC+ and lower	—	—	5,000	—	5,000
Non-Rated	3,801	—	—	—	3,801
Total	$1,581,824	$—	$24,578	$12,000	$1,618,402

Loans

Our residential ARM loan portfolio totaled $1.6 billion as of September 30, 2005, representing an increase of 700.0% from $0.2 billion as of December 31, 2004. As of September 30, 2005 and December 31, 2004, none of the residential ARM loans that we owned were in default and we did not own any real estate properties that we had acquired through foreclosure. The weighted average original FICO® score and weighted average original LTV ratio of our residential ARM loan portfolio were 736 and 67.7%, respectively, as of September 30, 2005. As of December 31, 2004, the weighted average original FICO® score and weighted average LTV ratio of our residential ARM loan portfolio were 744 and 63.5%, respectively. As of September 30, 2005, our residential ARM loan investment portfolio did not have any material concentrations in investor owned properties, multi-unit housing properties, condominium properties and/or cooperative properties. A material portion of our residential ARM loans are non-conforming mortgage loans, not due to credit quality, but because the mortgage loans have balances that exceed the maximum balances necessary to qualify as a conforming mortgage loan.

Our residential hybrid ARM loan portfolio totaled $3.6 billion as of September 30, 2005 and $0 as of December 31, 2004. We performed an allowance for loan losses analysis as of September 30, 2005 and December 31, 2004, and we made the determination to record an allowance of $1.3 million for loan losses as of September 30, 2005. As of September 30, 2005, none of the residential hybrid ARM loans that we owned were in default and we did not own any real estate properties that we had acquired through foreclosure. The weighted average original FICO® score and weighted average LTV ratio of our residential hybrid ARM loan portfolio were 736  and 69.4%, respectively, as of September 30, 2005. As of September 30, 2005, our residential hybrid ARM loan portfolio did not have any material concentrations in investor owned properties, multi-unit housing properties, condominium properties and/or cooperative properties. A material portion of our residential ARM loans are non-conforming mortgage loans, not due to credit quality, but because the mortgage loans have balances that exceed the maximum balances necessary to qualify as a conforming mortgage loan.

Our corporate loan portfolio totaled $1.6 billion as of September 30, 2005, representing an increase of 300.0% from $0.4 billion as of December 31, 2004. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of first and second lien loans, mezzanine loans and bridge loans. As of September 30, 2005 and December 31, 2004, none of the corporate loans in our investment portfolio were delinquent. We performed an allowance for loan losses analysis as of September 30, 2005 and December 31, 2004, and we have made the determination that no allowance for loan losses was required for our corporate loan portfolio as of September 30, 2005 or December 31, 2004.

The following table summarizes the amortized cost of our corporate loans portfolio stratified by Moody’s and Standard & Poor’s ratings category as of September 30, 2005 and December 31, 2004:

Corporate Loans
(Amounts in thousands)

Ratings Category	As of September 30, 2005	As of December 31, 2004
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA-	—	—
A1/A+ through A3/A-	—	—
Baa1/BBB+ through Baa3/BBB-	—	—
Ba1/BB+ through Ba3/BB-	574,106	216,822
B1/B+ through B3/B-	932,283	182,815
Caa1/CCC+ and lower	21,138	—
Non-Rated	92,941	—
Total	$1,620,468	$399,637

Our commercial real estate loan portfolio totaled $391.1 million and $50.0 million as of September 30, 2005 and December 31, 2004, respectively. Our commercial real estate loan portfolio consists of senior, mezzanine, and bridge loans that are secured by commercial real estate. As of September 30, 2005 none of the commercial real estate loans in our investment portfolio were delinquent.

We performed an allowance for loan losses analysis as of September 30, 2005 and December 31, 2004, and we have made the determination that no allowance for loan losses was required for our commercial real estate loan portfolio as of September 30, 2005 or December 31, 2004.

The following table summarizes the amortized cost of our commercial real estate loans portfolio stratified by Moody’s and Standard & Poor’s ratings category as of September 30, 2005 and December 31, 2004:

Commercial Real Estate Loans
(Amounts in thousands)

Ratings Category	As of September 30, 2005	As of December 31, 2004
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA-	—	—
A1/A+ through A3/A-	—	—
Baa1/BBB+ through Baa3/BBB-	—	—
Ba1/BB+ through Ba3/BB-	—	—
B1/B+ through B3/B-	—	—
Caa1/CCC+ and lower	50,000	50,000
Non-Rated	341,127	—
Total	$391,127	$50,000

Asset Repricing Characteristics

Summary

The table below summarizes the repricing characteristics of our investment portfolio as of September 30, 2005 and December 31, 2004, and is classified by interest rate type:

Investment Portfolio
(Amounts in thousands)

	As of September 30, 2005		As of December 31, 2004
	Amortized Cost	Portfolio Mix	Amortized Cost	Portfolio Mix
Floating Rate:
Residential ARM Loans	$1,579,769	12.6%	$233,120	10.1%
Residential ARM Securities	2,529,423	20.2	1,581,824	68.8
Corporate Loans	1,595,468	12.8	394,387	17.1
Corporate Debt Securities	252,282	2.0	16,578	0.7
Commercial Real Estate Loans	355,586	2.9	50,000	2.2
Commercial Real Estate Debt Securities	51,995	0.4	12,000	0.5
Total Floating Rate	6,364,523	50.9	2,287,909	99.4
Hybrid Rate:
Residential Hybrid ARM Loans	3,631,739	29.0	—	—
Residential Hybrid ARM Securities	2,321,383	18.6	—	—
Total Hybrid Rate	5,953,122	47.6	—	—
Fixed Rate:
Corporate Loans	25,000	0.2	5,250	0.2
Corporate Debt Securities	106,060	0.8	8,000	0.4
Commercial Real Estate Loans	35,541	0.3	—	—
Commercial Real Estate Debt Securities	19,786	0.2	—	—
Total Fixed Rate	186,387	1.5	13,250	0.6
Total	$12,504,032	100.0%	$2,301,159	100.0%

The table above excludes common and preferred stock with an estimated fair value of $53.1 million and an amortized cost of $52.8 million as of September 30, 2005 and preferred stock with an estimated fair value of $31.7 million and an amortized cost of $31.1 million as of December 31, 2004.

Residential ARM Securities

As of September 30, 2005, substantially all of our residential ARM securities were comprised of one-month LIBOR floating rate securities that reprice monthly and were subject to a weighted average maximum net interest rate of 11.45% which is materially above the then current weighted average net coupon of 4.26%. Our repricing risk on our portfolio of residential ARM securities increases materially if interest rates continue to increase to a level where the weighted average coupon rate approaches the weighted average maximum net interest rate of 11.45% because the weighted average coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average maximum interest rate of 11.45%.

Residential Hybrid ARM Securities

As of September 30, 2005, all of our residential hybrid ARM securities had underlying mortgage loans that were originated as 5/1 hybrid ARM loans. As of September 30, 2005, we owned 100% of the securities that represent 100% of the beneficial interest in the 5/1 hybrid ARM loans underlying our portfolio of hybrid ARM securities. When the underlying residential hybrid mortgage loans convert from fixed rate to floating rate, the underlying mortgaged loans will have an interest rate based on one-year LIBOR or one-year constant maturity treasury index, or CMT, depending upon if the underlying mortgage loan is a LIBOR- or CMT-based mortgage loan. On the date that the residential hybrid ARM loans convert from a fixed rate to a floating rate loan, which we refer to as the roll date, our portfolio of residential hybrid ARM loans will have a weighted average coupon that is the sum of (i) the post-roll date index, and (ii) the weighted average post-roll date net margin. As of September 30, 2005 all of the mortgage loans underlying our residential hybrid ARM securities had a post-roll date index reset frequency of one year with 34% based on one-year LIBOR and 66% based on one-year CMT. Our repricing risk on our portfolio of residential hybrid ARM loans increases materially if interest rates continue to increase to a level where, subsequent to the roll date, the weighted average net coupon rate approaches the weighted average post roll date maximum net interest rate of 9.43% because the post roll date weighted average net coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average post roll date maximum net interest rate or 9.43%. The weighted average coupon on the portfolio of residential hybrid securities is 4.18% as of September 30, 2005. As of September 30, 2005, the weighted average months until roll date for the mortgage loans underlying our residential hybrid ARM securities was 40.00. We did not own any residential hybrid ARM securities as of December 31, 2004.

Residential ARM Loans

As of September 30, 2005, all of our residential ARM loans were comprised of one-month LIBOR floating rate loans that reprice monthly and were subject to a weighted average maximum net interest rate of 11.99%, which is well above the then current weighted average net coupon of 4.61%. Our repricing risk on our portfolio of residential ARM loans increases materially if interest rates continue to increase to a level where the weighted average net coupon rate approaches the weighted average maximum interest rate of 11.99% because the weighted average coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average maximum interest rate of 11.99%.

Residential Hybrid ARM Loans

As of September 30, 2005, all of our residential hybrid ARM loans were originated as 5/1 hybrid ARM loans. When the loans convert from fixed rate to floating rate, the underlying mortgage loans will have an interest rate based on one-year LIBOR or one-year CMT. On the date that the residential hybrid ARM loans convert from a fixed rate to a floating rate loan, which we refer to as the roll date, our portfolio of residential hybrid ARM loans will have a weighted average coupon that is the sum of (i) the post-roll date index, and (ii) the weighted average post-roll date net margin. As of September 30, 2005 all of our residential hybrid ARM loans had a post-roll date index reset frequency of one-year with 39.7% based on six-month or one-year LIBOR and 60.3% based on one-year CMT. Our repricing risk on our portfolio of residential hybrid ARM loans increases materially if interest rates continue to increase to a level where, subsequent to the roll date, the weighted average net coupon rate approaches the weighted average post-roll date maximum net interest rate of 10.06% because the post-roll date weighted average net coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average post-roll date maximum net interest rate or 10.06%. The weighted average net coupon on the portfolio of residential hybrid loans is 4.78% as of September 30, 2005. As of September 30, 2005, the weighted average months until roll date for the mortgage loans underlying our residential hybrid ARM securities was 45.85. We did not own any residential hybrid ARM securities as of December 31, 2004.

Corporate Loans and Securities

All of our floating rate corporate loans and securities have index reset frequencies of less than twelve months with the majority of the loans resetting at least quarterly. The weighted average coupon on our floating rate corporate loans and securities was 6.48% and 4.93% as of September 30, 2005 and December 31, 2004, respectively. As of September 30, 2005, and December 31, 2004, the weighted average years to maturity of our floating rate corporate loans and securities was 6.4 years and 6.0 years, respectively.

As of September 30, 2005, our fixed rate corporate debt securities had a weighted average coupon of 10.06% and a weighted average years to maturity of 8.8 years, as compared to 7.49% and 7.3 years, respectively, as of December 31, 2004.

Commercial Real Estate Loans and Securities

All of our floating rate commercial real estate loans and securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate commercial real estate loans and securities was 8.30% and 5.60% as of September 30, 2005 and December 31, 2004, respectively. As of September 30, 2005 and December 31, 2004, the weighted average years to maturity of our floating rate commercial real estate loans and securities was 3.9 years and 5.7 years, respectively.

As of September 30, 2005, our fixed rate commercial real estate loans and securities had a weighted average coupon of 7.55% and a weighted average years to maturity of 5.1 years. We had no investments in fixed rate commercial real estate loans or securities as of December 31, 2004.

Portfolio Purchases

We purchased $6.5 billion and $11.9 billion par amount of investments during the three and nine-month periods ended September 30, 2005, respectively. For the period from August 12, 2004 (Inception) through September 30, 2004 we purchased $22 million par amount of investments.

The table below summarizes our investment portfolio purchases for the periods indicated and includes the par amount, or face amount, of the securities and loans that were purchased:

Investment Portfolio Purchases
(Amounts in thousands)

	Three month period ended September 30, 2005		Nine month period ended September 30, 2005		August 12, 2004 (Inception) through September 30, 2004
	Par Amount	%	Par Amount	%	Par Amount	%
Securities:
Residential ARM Securities	$886,566	13.5%	$1,625,771	13.7%	$—		%
Residential Hybrid ARM Securities	—	—	2,935,532	24.7	—	—
Corporate Debt Securities	180,315	2.8	398,820	3.3	—	—
Commercial Real Estate Debt Securities	52,315	0.8	62,315	0.5	12,000	54.5
Total Securities Principal Balance	1,119,196	17.1	5,022,438	42.2	12,000	54.5
Loans:
Residential ARM Loans	956,970	14.6	1,393,471	11.7	—	—
Residential Hybrid ARM Loans	3,717,560	56.9	3,717,560	31.2	—	—
Corporate Loans	509,673	7.8	1,426,374	12.0	10,000	45.5
Commercial Real Estate Loans	235,450	3.6	342,200	2.9	—	—
Total Loans Principal Balance	5,419,653	82.9	6,879,605	57.8	10,000	45.5
Grand Total Principal Balance	$6,538,849	100.0%	$11,902,043	100.0%	$22,000	100.0%

The table above excludes purchases of $24.7 million (purchase cost) of common and preferred stock during the nine month period ended September 30, 2005, and $0 (purchase cost) during the period from August 12, 2004 (Inception) through September 30, 2004. There were no purchases of common or preferred stock during the three-month period ended September 30, 2005.

Stockholders’ Equity

Our stockholders’ equity at September 30, 2005 and December 31, 2004 totaled $1,616.6 million and $756.7 million, respectively. Included in our stockholders’ equity as of September 30, 2005 and December 31, 2004, is accumulated other comprehensive income (loss) totaling $(13.2) million and $1.7 million, respectively.

Our average stockholders’ equity and return on average stockholders’ equity for the three and nine month periods ended September 30, 2005 were $1,609.6 million and 4.5% and $1,043.2 million and 4.2%, respectively. Return on average stockholders’ equity is defined as annualized net income divided by weighted average stockholders’ equity. Our weighted average stockholders’ equity and return on average equity for the period from August 12, 2004, the date we commenced operations, through December 31, 2004, were $756.1 million and (2.3%), respectively. Our weighted average stockholders’ equity for the period from July 7, 2004 (date of incorporation) through December 31, 2004, is not considered meaningful, as substantive operations did not begin until August 12, 2004.

Our book value per fully diluted share as of September 30, 2005 and December 31, 2004 was $20.11 and $18.46, respectively, and is computed based on 80,374,063 and 41,004,492 shares issued and outstanding as September 30, 2005 and December 31, 2004, respectively.

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

On November 2, 2005, our Board of Directors declared a cash distribution of $0.32 per share for the quarter ended September 30, 2005 on our common stock to stockholders of record on November 16, 2005. The distribution will be paid on November 30, 2005.

Liquidity and Capital Resources

We manage our liquidity with the intention of providing the continuing ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. As of September 30, 2005 and December 31, 2004, we had unencumbered assets totaling $850.4 million and $580.0 million, respectively, consisting of unpledged investments, cash and cash equivalents, and other assets. We also have the ability to borrow additional amounts related to certain of our encumbered assets.

We believe that our liquidity level is in excess of that necessary to sufficiently enable us to meet our anticipated liquidity requirements including, but not limited to, funding our purchases of investments, required cash payments and additional collateral under our borrowings and our derivative transactions, required periodic cash payments related to our derivative transactions, payment of fees and expenses related to our Management Agreement, payment of general corporate expenses and general corporate capital expenditures and distributions to our common stockholders. As of September 30, 2005, we owed our Manager $3.4 million for the payment of management fees and reimbursable expenses pursuant to the Management Agreement.

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

The decisions by investors and lenders to enter into equity and financing transactions with us will depend upon a number of factors, including our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and our investors’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities.

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

Sources of Funds

Our sources of funding have consisted of the net proceeds from our August 2004 private placement of common stock and our June 2005 IPO of common stock of $755.5 million and $848.8 million, respectively. During the period from August 12, 2004 (Inception) through December 31, 2004, our primary source of funding after our August 2004 private placement consisted of borrowings under repurchase agreements. During the three and nine month periods ended September 30, 2005 our sources of borrowed funding consisted of borrowings under repurchase agreements and securitization transactions structured as secured financings. Our securitization transactions are accounted for as a secured financing under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The securitization transactions we have utilized for secured financings have consisted of CLOs.

Equity Transactions

On August 12, 2004, we completed our initial private placement of our common stock at $20.00 per share that generated net proceeds of approximately $755.5 million. On June 29, 2005, we completed our IPO of 37,500,000 shares of common stock that generated net proceeds of approximately $848.8 million. We sold 37,471,250 common shares at a price of $24.00 per share and selling stockholders sold 27,850 shares. Our stock is listed on the New York Stock Exchange under the symbol “KFN” and began trading on June 24, 2005. On June 23, 2005, we effected a reverse stock split of our common stock at a ratio of one share of common stock for every two shares of common stock then outstanding.

Securitization Transactions

On March 30, 2005, we closed KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), a $1.0 billion collateralized loan obligation transaction that provides us with secured financing for investments consisting of corporate loans and certain other loans and securities. The assets that are owned by CLO 2005-1 secure the CLO 2005-1 senior, mezzanine, and subordinate notes payable, and as a result, those investments are not available to us, our creditors or stockholders. CLO 2005-1 issued a total of $773.0 million of senior notes at par to investors and we retained $148.0 million of rated mezzanine notes and $85.5 million of unrated subordinated notes. The rated mezzanine notes consists of $64 million rated A2/A, $64.0 million rated Baa3/BBB-, $15.0 million rated Ba2/BB-, and $5.0 million rated B2/B-. All of the notes issued mature on April 26, 2017; however, we have the right to call the notes at par any time after April 2008.

The manager for CLO 2005-1 is KKR Financial Advisors II, LLC (“KFA II”), a wholly-owned subsidiary of KKR Financial LLC. As compensation for the performance of its obligations under the collateral management agreement, KFA II is entitled to receive a senior collateral management fee of 0.15% per annum based on the aggregate principal amount of certain collateral, as calculated on a quarterly basis pursuant to the terms of the indenture. KFA II, in its sole and absolute discretion, may elect to defer or permanently waive payment of all or any portion of the foregoing fees on any related payment date. KFA II has elected to permanently waive the senior collateral management fees from March 30, 2005 through October 26, 2005 and has advised us that it intends, but is not legally obligated, to waive such fees in the future until such time that our capital is fully deployed. The amount of senior collateral management fees permanently waived totaled approximately $750,000. There can be no assurances that KFA II will waive the senior collateral management fees for any period(s) subsequent to October 26, 2005.

In preparation for future securitization transactions, during the nine-month period ended September 30, 2005 we formed KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”), KKR Financial CLO 2005-3, Ltd. (“CLO 2005-3”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), KKR Financial Market Value CLO 2005-1, Ltd. (“MV CLO 2005-1”), KKR Financial CDO 2005-1, Ltd. (“CDO 2005-1”), and KKR Financial CDO 2006-1, Ltd. (“CLO 2006-1”). CLO 2005-2, CLO 2005-3, CLO 2006-1, and MV CLO 2005-1 will be used to provide secured financing principally for the purchase of corporate loans and securities. We formed CDO 2005-1 and CDO 2006-1 to provide secured financing principally for the purchase of commercial real estate loans and securities. CLO 2005-2 has entered into a $665.0 million warehouse facility, in the form of a repurchase agreement. At September 30, 2005, there was $532.2 million outstanding under the repurchase facility that bears interest at a rate of 30-day LIBOR plus 0.65%. As of September 30, 2005, CLO 2005-2 had assets totaling $630.0 million. CDO 2005-1 has entered into a $300 million warehouse facility, in the form of a repurchase agreement. At September 30, 2005, there was $187.9 million outstanding under the repurchase facility that bears interest at a rate of 30-day LIBOR plus 1.10%. As of September 30, 2005, CDO 2005-1 had assets totaling $359.0 million. As of September 30, 2005, CLO 2005-3, CLO 2006-1, MV CLO 2005-1, and CDO 2006-1 have not entered into any warehouse facility agreements with third parties.

On September 30, 2005, the Company closed a $5 billion asset-backed commercial paper facility. This facility will provide the Company with an alternative source of funding its investments by issuing secured liquidity notes that are rated A-1+, P-1, and F1+, by Standard and Poor’s, Moody’s and Fitch, respectively. Issuances of secured liquidity notes will be recorded as borrowings on the Company’s consolidated balance sheet. As of September 30, 2005, no borrowings were outstanding under this facility.

Repurchase Agreements

As of September 30, 2005, we had $9.5 billion outstanding on eleven repurchase facilities with a weighted average effective cost of 3.89% and a weighted average remaining term to maturity of 24 days. As of September 30, 2005, we had pledged securities as collateral under the repurchase agreements with an aggregate amortized cost of $11.0 billion and an aggregate estimated fair value of $10.2 billion. Because we borrow under repurchase agreements based on the estimated fair value of our pledged securities, and because changes in interest rates can negatively impact the valuation of our pledged securities, our ongoing ability to borrow under our repurchase facilities may be limited and our lenders may initiate margin calls in the event interest rates change or the value of our pledged securities decline as a result of adverse changes in interest rates or credit spreads.

At September 30, 2005, we had repurchase agreements with the following counterparties:

Repurchase Agreements
(Amounts in thousands)

Counterparty	Amount At Risk(1)	Weighted Average Maturity (Days)	Weighted Average Interest Rate
J.P. Morgan Securities, Inc.	$117,951	25	3.86%
Banc of America Securities LLC	48,405	27	3.89%
Liquid Funding, Ltd (Bear Sterns)	44,981	14	4.08%
Citigroup Global Markets Ltd	37,672	25	3.88%
Bear Sterns & Co. Inc.	37,110	18	3.84%
Morgan Stanley & Co.	36,867	28	3.89%
Credit Suisse First Boston LLC	33,845	26	3.86%
Bear Sterns Mortgage Capital Corp	22,013	1	4.29%
Merrill Lynch Government Securities Inc.	21,156	28	3.88%
UBS Financial Services Inc.	8,390	22	3.94%
J. P. Morgan Chase Bank, N.A.	5,624	1	4.44%
Total	$414,014	24	3.89%

Notes:

(1)          Computed as an amount equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

Secured Credit Facility

During June 2005, we entered into a $275 million secured credit facility that matures on June 15, 2006, with affiliates of J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. as agents, joint bookrunners, arrangers and lenders under that facility. Participants in the secured credit facility include J.P. Morgan Chase Bank, N.A., Citicorp North America, Inc., and Bank of America, N.A. Among other things, the new facility limits the amount of distributions we may make to 100% of our taxable income computed without giving effect to net operating loss carryforwards and nonrecurring items (including, but not limited to, stock- based compensation expense and bad debt write-offs), prohibits distributions in the event of certain defaults under the credit facility and specifies negative covenants as to our leverage and net worth. Outstanding borrowings under our new credit facility will bear interest at either (i) an alternate base rate per annum equal to the greater of (a) the prime rate in effect on such day, and (b) the federal funds effective rate in effect on such day plus  1/2 of 1% or (ii) an interest rate per annum equal to the rate of 30-day LIBOR for such interest period multiplied by a Statutory Reserve Rate (as defined in such credit facility), plus 1%.

Capital Utilization and Leverage

As of September 30, 2005 and December 31, 2004, we had stockholders’ equity totaling $1.6 billion and $756.7 million, respectively, and our leverage was 6.8 times and 2.1 times, respectively.

As of September 30, 2005, we believe that we have sufficient capital to increase borrowings significantly before becoming capital or leverage constrained.

Off-Balance Sheet Commitments

As of September 30, 2005, we had committed to purchase corporate loans with aggregate commitments totaling $245.1 million. In a typical corporate loan or commercial real estate loan syndication, there is a delay between the time we are informed of our allocable portion of such loan and the actual funding of such loan.

As of September 30, 2005, we had purchased or participated in corporate loan delayed draw transactions with aggregate commitments totaling $5.0 million. In a delayed draw transaction, we have made available to the borrower a stated amount to be drawn as needed within a specified future period of time.

Contractual Obligations

The table below summarizes our contractual obligations as of September 30, 2005. The table below excludes accrued interest expenses, contractual commitments related to our derivatives, and the Management Agreement that we have with our Manager because those contracts do not have fixed and determinable payments:

Contractual Obligations
(Amounts in thousands)

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 years
Repurchase agreements	$10,231,010	$10,231,010	$—	$—	$—
CLO 2005-1 senior notes payable	773,000	—	—	—	773,000
Demand loan	40,511	40,511	—	—	—
Loan purchase and participation commitments	245,078	245,078	—	—	—
Delayed draw loan commitments	4,952	4,952	—	—	—
Total	$11,294,551	$10,521,551	$—	$—	$773,000

REIT Matters

As of September 30, 2005,we believe that we qualified as a REIT under the provisions of the Code. The Code requires that at least 75% of our total assets must be “real estate assets” as defined in the Code. The Code also requires that at least 75% of our gross income come from real estate sources and 95% of our gross income come from real estate sources and certain other passive sources itemized in the Code, such as dividends and interest. As of September 30, 2005, we believe that we were in compliance with such requirements. As of September 30, 2005, we also believe that we met all of the REIT requirements regarding the ownership of our common stock and the distributions of our taxable income.

To maintain our status as a REIT for federal income tax purposes, we are required to declare dividends amounting to at least 90% of our taxable income for each year by the time we file our applicable tax return for such year and pay such amounts on or before the first regular dividend payment date after such declaration. In addition, for each taxable year, to avoid certain federal excise taxes, we are required to declare and pay dividends amounting to certain designated percentages of our taxable income by the end of such taxable year. For the period covered by our calendar year 2004 federal tax return, we met all of the distribution requirements of a REIT. Because we expect to make distributions based on taxable income, we expect that our distributions may at times be more or less than our reported earnings computed in accordance with GAAP.

Total taxable income and REIT taxable income are non-GAAP financial measurements, and do not purport to be an alternative to reported net income (loss) determined in accordance with GAAP as a measure of operating performance or to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Total taxable income is the aggregate amount of taxable income generated by us and by our domestic and foreign taxable REIT subsidiaries. REIT taxable income excludes the undistributed taxable income of our domestic taxable REIT subsidiary, which is not included in REIT taxable income until distributed to us. There is no requirement that our domestic taxable REIT subsidiary distribute its earnings to us. REIT taxable income, however, includes the taxable income of our foreign taxable REIT subsidiaries because we will generally be required to recognize and report their taxable income on a current basis. These non-GAAP financial measurements are important because we are structured as a REIT and the Code requires that we pay substantially all of our taxable income in the form of distributions to our stockholders. The non-GAAP financial measurements of total taxable income and REIT taxable income are critical in the determination of the amount of the minimum distributions that we must pay to our stockholders so as to comply with the rules set forth in the Code. Because not all companies use identical calculations, this presentation of total taxable income and REIT taxable income may not be comparable to other similarly titled measures prepared and reported by other companies. The table below reconciles the differences between reported net income and total taxable income and REIT taxable income for the three and nine-month periods ended September 30, 2005 and the period from August 12, 2004 (Inception) through September 30, 2004:

Reconciliation of Reported GAAP Net Income (Loss) to Total Taxable Income
and REIT Taxable Income (Loss)
(Amounts in thousands, except per share amounts)

	Estimated For the Three Months Ended September 30, 2005		Estimated For the Nine Months Ended September 30, 2005		Estimated For the Period from August 12, 2004 (Inception) through September 30, 2004
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Reported net income (loss)	$18,454	$0.24	$33,072	$0.62	$(3,430)	$(0.09)
Interest income and expense	48	0.00	145	0.00	—	—
Share-based compensation	7,428	0.09	19,509	0.36	(21,888)	(0.55)
Depreciation of property and equipment	144	0.00	274	0.01	(7)	(0.00)
Lease abandonment expense	795	0.01	795	0.01	—	—
Provision for loan losses	1,300	0.02	1,300	0.02	—	—
Losses on sales of assets to third parties	(126)	(0.00)	(674)	(0.01)	—	—
Gains on sales of assets to affiliates	145	0.00	4,432	0.08	—	—
Realized and unrealized derivative losses	(285)	(0.01)	(459)	(0.01)	—	—
Realized losses (gains) on foreign currency translations	(203)	(0.00)	2,332	0.05	—	—
Income tax expense	775	0.01	1,881	0.04	—	—
Total taxable income (loss)	28,475	0.36	62,607	1.17	(25,325)	(0.64)
Undistributed taxable income of domestic taxable REIT subsidiary	(1,709)	(0.02)	(3,781)	(0.07)	—	—
REIT taxable income (loss)	$26,766	$0.34	$58,826	$1.10	$(25,325)	$(0.64)
Number of common shares outstanding:
Weighted-average diluted common shares outstanding during the period	78,492		53,519		39,796

Our Board of Directors has adopted a policy to distribute to our stockholders amounts required to maintain our status as a REIT and to avoid federal excise taxes, in each case as discussed above. This distribution policy takes into account a number of factors, including, but not limited to, our actual results of operations, our financial condition and our total taxable income and REIT taxable income. The actual amount and timing of distributions, if any, will be at the discretion of our board of directors and may not be in even amounts throughout our fiscal year. Pursuant to this policy, on April 5, 2005, our Board of Directors authorized a cash distribution of $0.25 per share to our stockholders of record on April 5, 2005. This distribution was paid on April 18, 2005. The aggregate amount of the distribution was $10.3 million. On June 21, 2005, our Board of Directors declared a cash distribution for the quarter ended June 30, 2005 to stockholders of record on June 21, 2005. On July 21, 2005 our Board of Directors set the amount of the cash distribution at $0.40 per share, payable on August 2, 2005. The aggregate amount of the distribution was $16.4 million. The aggregate amount of distributions paid to common stockholders’ during the nine-month period ended September 30, 2005, totaled $26.7 million, which is less than the Company’s estimated total taxable income for the nine-month period ended September 30, 2005, of $62.6 million, as well as the estimated REIT taxable income for the nine-month period ended September 30, 2005 of $58.8 million. On November 2, 2005, the Company’s Board of Directors declared a cash distribution for the quarter ended September 30, 2005 on the Company’s common stock of $0.32 per share. The distribution will be payable on November 30, 2005 to stockholders of record as of the close of business on November 16, 2005. The aggregate amount of the distribution will be $25.7 million. Neither the payment of these distributions nor the existence of our distribution policy guarantees that we will make future distributions to our stockholders of any particular level, or at all. In addition, the amounts of these distributions do not constitute any kind of projection as to the amount of future distributions, if any.

Information Regarding Excess Inclusion Income for Tax-Exempt, Non-U.S. and Net Operating Loss Shareholders

We believe that a portion of our 2005 dividends may be deemed excess inclusion income. This type of income in particular can impact taxpayers subject to the Unrelated Business Income Tax (“UBIT”).

In general, under federal income tax rules, excess inclusion income has the following effects:

1)              Tax-exempt shareholders (other than certain government-related entities) will typically be subject to UBIT and will need to pay tax on the portion of their dividend classified as excess inclusion income;

2)              Non-U.S. shareholders will be subject to the 30 percent U.S. federal withholding tax on this income without reduction under any otherwise applicable income tax treaty; and

3)              Shareholders typically may not offset the portion of their dividends classified as excess inclusion income with net operating losses.

We recommend that shareholders discuss the tax consequence of their investment, including the proper tax treatment of any excess inclusion income, with their tax advisor.

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

The Securities and Exchange Commission (“SEC”) has not promulgated rules to address precisely what is required for a company to be considered “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” A series of no-action letters issued by the Division of Investment Management (the “Division”) of the SEC, however, reflects the view that at least 55% of a company’s assets must consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans for purposes of the Investment Company Act (collectively, “qualifying real estate assets”), and an additional 25% of a company’s assets must consist of real estate-related assets, leaving no more than 20% of the company’s assets in miscellaneous assets. These no-action letters also indicate what types of assets can be considered qualifying real estate assets. No-action letters issued by the Division are not binding except as they relate to the companies to whom they are addressed, so investors should be aware that the Division may change its position regarding what assets might constitute qualifying real estate assets at any time. If the Division were to change its position, we might be required to change our investment strategy to comply with any new guidance provided by the Division. We cannot predict whether such a change would be adverse to us.

Based on the no-action letters issued by the Division, we classify our investment in residential mortgage loans as qualifying real estate assets, as long as the loans are “fully secured” by an interest in real estate. That is, if the loan-to-value ratio of the loan is equal to or less than 100%, then we consider the mortgage loan a qualifying real estate asset. We do not consider loans with loan-to-value ratios in excess of 100% to be qualifying real estate assets for the 55% test, but only real estate-related assets for the 25% test.

We also consider agency whole pool certificates to be qualifying real estate assets. An agency whole pool certificate is a certificate issued or guaranteed as to principal and interest by federally chartered entities such as the Federal National Mortgage Association, better known as “Fannie Mae,” the Federal Home Loan Mortgage Corporation, better known as “Freddie Mac,” and, in the case of the Government National Mortgage Association, better known as “Ginnie Mae,” by the U.S. government, that represents the entire beneficial interest in the underlying pool of mortgage loans. By contrast, an agency certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset for purpose of the 55% test, but constitutes a real estate-related asset for purposes of the 25% test.

Most non-agency mortgage-backed securities do not constitute qualifying real estate assets for purposes of the 55% test, because they represent less than the entire beneficial interest in the related pool of mortgage loans. The Division, however, has indicated in a series of no-action letters that in certain circumstances a company’s investment in non-agency mortgage- backed securities is the “functional equivalent” of owning the underlying mortgage loans. We own mortgage-backed securities that we classify as qualifying real estate assets because we believe that we own the functional equivalent of the underlying mortgage loans.

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

We believe that we have satisfied the tests with respect to our assets, measured on an unconsolidated basis, since the first anniversary of our initial private placement of our common stock in August 2004. It is not entirely settled, however, that the tests are to be measured on an unconsolidated basis. To the extent the SEC provides further guidance on how to measure assets for these tests, we will adjust our measurement techniques.

In addition to monitoring our assets to qualify for the exclusion from regulation as an investment company, we also must ensure that each of our subsidiaries qualifies for its own exclusion or exemption. Some of our subsidiaries rely on the exemption provided if (i) the securities of the subsidiary are owned exclusively by persons who at the time of acquisition of the securities are “qualified purchasers” as that term is defined in the Investment Company Act and (ii) none of the non-real estate subsidiaries is making or proposing to make a public offering of its securities. Other subsidiaries may qualify, on their own, for the exclusion designed for companies primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate, the same exclusion from regulation that we rely upon for our exclusion from regulation. To the extent that we form subsidiaries in the future, we must ensure that they qualify for their own separate exclusion from regulation as an investment company.

We have not received a no-action letter from the Division regarding how our investment strategy fits within the exclusion from regulation under the Investment Company Act that we are using. To the extent that the Division provides more specific or different guidance regarding the treatment of assets as qualifying real estate assets or real estate-related assets, we may be required to adjust our investment strategy accordingly. Any additional guidance from the Division could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategy we have chosen.

Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Currency Risks

From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk.

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

The following table summarizes the estimated net fair value of our derivative instruments held at September 30, 2005 and December 31, 2004 (amounts in thousands):

Derivative Fair Value

	Net Fair Value
	As of September 30, 2005	As of December 31, 2004
Cash Flow Hedges:
Interest rate corridors	$12,699	$—
Interest rate swaps	21,186	—
Free-Standing Derivatives:
Interest rate swaptions	162	223
Interest rate swaps	78	—
Credit default swaps	47	(625)
Total rate of return swaps	184	—
Forward foreign exchange contracts	—	(125)
Net fair value	$34,356	$(527)

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

See discussion of quantitative and qualitative disclosures about market risk in “Quantitative and Qualitative Disclosures About Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.                        Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The first reportable condition related to our failure to have well-established internal controls over our financial closing and reporting process. Specifically, through the March 8, 2005 letter date, several of our

Manager’s employees in the areas of accounting and financial reporting had been with our Manager for a limited period of time, and additional internal controls needed to be established with respect to the segregation of duties of these individuals in the posting and review of individual journal entries. Moreover, additional specific internal controls were required regarding verification and reconciliation of our general ledger as our financial statements are closed on a monthly basis. The second reportable condition related to our reliance on data gathering and processing methods based upon information gathered after transaction dates that entail a greater risk of error. Specifically, in preparation of our financial statements and underlying records, we relied on custodian statements, bank statements and other information gathered after the transaction dates to identify transactions and amounts that needed to be recorded. These data-gathering and processing methods entail greater risk of error than do methods involving timely processing of transactions. The third reportable condition related to our failure to be as self sufficient with respect to the application of accounting policies for complex transactions as we ultimately need to be. As with the first reportable condition discussed above, the existence of this condition at March 8, 2005 principally related to the limited periods of time that several of our Manager’s accounting and financial reporting staff had been employed by our Manager, and the need at such time for these individuals to establish more robust procedures for the ongoing selection and application of accounting policies for many of our transactions.

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

There were no other changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                        Legal Proceedings

None.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

(d)          Use of Proceeds

None.

Item 3.                        Defaults Upon Senior Securities

None.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

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

*                    Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-124103), as amended. Such registration statement was originally filed with the Securities and Exchange Commission on April 15, 2005.

**             Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, KKR Financial Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KKR Financial Corp.
Signature	Title
/s/ SATURNINO S. FANLO	Chief Executive Officer (Principal Executive Officer)
Saturnino S. Fanlo
/s/ DAVID A. NETJES	Chief Financial Officer and Chief Operating Officer
David A. Netjes	(Principal Financial and Accounting Officer)

Date: November 14, 2005