Form 10-K
period 2005-12-31
KKR Financial Corp
filed 2006-03-29
CIK 1301508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32542

KKR FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Maryland	20-1426618
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Four Embarcadero Center, Suite 2050
San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 315-3620

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.01 par value)	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer          ☐    Accelerated filer          ☐    Non-accelerated filer          ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes   ☒ No

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2005 was $1,917,790,700, based on the closing price of the common stock on such date as reported on the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding as of March 24, 2006 was 80,374,061.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2006 Annual Stockholders’ Meeting to be held May 3, 2006 and to be filed within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

KKR FINANCIAL CORP.
2005 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

Except where the context suggests otherwise, the terms “we,” “us” and “our” refer to KKR Financial Corp. and its subsidiaries; the “Manager” refers to KKR Financial Advisors LLC and “KKR” refers to Kohlberg Kravis Roberts & Co. L.P. and its affiliated companies.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain information contained in this Annual Report on Form 10-K constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our current expectations, estimates and projections. Pursuant to those sections, we may obtain a “safe harbor” for forward-looking statements by identifying those and by accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “strive,” “plan,” “estimate,” and “project,” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors including, but not limited to, changes in interest rates and market values, changes in prepayment rates, general economic conditions, and other factors not presently identified. Other factors that may impact our actual results are discussed under “Risk Factors” in Item 1A of this Annual Report on Form 10-K. We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

WEBSITE ACCESS TO COMPANY’S REPORTS

Our Internet website address is www.kkrfinancial.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Our Corporate Governance Guidelines, Board of Directors committee charters (including the charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee) and code of ethics are available at that same location on our website.

PART I

Item 1.        BUSINESS

Our Company

We are a specialty finance company that invests in multiple asset classes and uses leverage to generate competitive leveraged risk-adjusted returns. We seek to achieve our investment objective by allocating capital primarily to the following asset classes: (i) residential mortgage loans and mortgage-backed securities; (ii) corporate loans and debt securities; (iii) commercial real estate loans and debt securities; and (iv) asset-backed securities. We also invest opportunistically in other types of investments from time to time, including investments in marketable and non-marketable equity securities.

Our objective is to provide competitive returns to our investors through a combination of dividends and capital appreciation. As part of our multi-asset class strategy, we seek to invest opportunistically in those asset classes that can generate favorable leveraged risk-adjusted returns, subject to maintaining our status as a real estate investment trust, or REIT, and our exemption from regulation under the Investment Company Act of 1940, or the Investment Company Act. The implementation of our multi-asset class strategy also diversifies our investment portfolio. Investing in multiple asset classes does not, however, reduce or eliminate many of the risks associated with our investment portfolio such as geographic concentration risk, asset class concentration risk, market risk and credit risk.

Our income is generated primarily from the difference between the interest and dividend income earned on our investments and the cost of our borrowings, plus (i) realized and unrealized gains and losses on our free-standing derivatives, (ii) realized gains and losses from the sales of investments, and (iii) fee income.

We are externally managed and advised by KKR Financial Advisors LLC pursuant to a management agreement. Our Manager is an affiliate of KKR, a leading sponsor of private equity funds and one of the oldest and most experienced private equity firms specializing in leveraged buyouts. Certain individuals associated with KKR serve on our board of directors and our Manager’s investment committee.

We are a Maryland corporation that is taxed as a REIT for federal income tax purposes. We were organized in July 2004 and completed our initial private placement of shares of our common stock in August 2004.

On June 29, 2005, we completed our initial public offering, or IPO, of 37,500,000 shares of our common stock and received approximately $848.8 million of net proceeds therefrom. Our common stock is listed on the NYSE under the symbol “KFN” and began trading on June 24, 2005.

Our Manager

We are externally managed and advised by KKR Financial Advisors LLC, an affiliate of KKR, pursuant to a management agreement. Our Manager was formed in July 2004. All of our executive officers are employees of our Manager or one or more of its affiliates. The executive offices of our Manager are located at Four Embarcadero Center, Suite 2050, San Francisco, California 94111 and the telephone number of our Manager’s executive offices is (415) 315-3620.

Pursuant to the terms of the management agreement, our Manager provides us with our management team, along with appropriate support personnel. Our Manager is responsible for our operations and performs all services and activities relating to the management of our assets, liabilities and operations. Our Manager is at all times subject to the direction of our board of directors and has only such functions and authority as we delegate to it. As of February 28, 2006, affiliates of our Manager had 44 employees.

Our Strategy

We seek to achieve our investment objective by allocating capital primarily to the following four targeted asset classes: (i) residential mortgage loans and mortgage-backed securities; (ii) corporate loans and debt securities; (iii) commercial real estate loans and debt securities; and (iv) asset-backed securities. We also invest opportunistically in other types of investments from time to time, including investments in marketable and non-marketable equity securities. Our objective is to provide competitive returns to our investors through a combination of dividends and capital appreciation. As part of our multi-asset class strategy, we seek to invest opportunistically in those asset classes that can generate favorable leveraged risk-adjusted returns, subject to maintaining our status as a REIT, and our exemption from regulation under the Investment Company Act. The implementation of our multi-asset class strategy also diversifies our investment portfolio. Investing in multiple asset classes does not, however, reduce or eliminate many of the risks associated with our investment portfolio such as geographic concentration risk, asset class concentration risk, market risk and credit risk.

Our Manager utilizes its access to the resources and professionals of KKR, along with the same philosophy of value creation KKR employs in managing private equity funds, in order to create a portfolio that is designed to provide competitive returns to investors. We make asset class allocation decisions based on various factors including: relative value, leveraged risk-adjusted returns, current and projected credit fundamentals, current and projected macroeconomic considerations, current and projected supply and demand, credit and market risk concentration considerations, liquidity, all-in cost of financing and financing availability, and maintaining our REIT status.

From time to time, we make certain investments, including debt, equity and derivative investments, utilizing KKR TRS Holdings, Inc., our domestic taxable REIT subsidiary. We will opportunistically pursue this strategy whenever we are constrained by the rules related to maintaining our REIT status and, in the case of non-real estate or derivative investments, whenever the projected returns on these investments, net of income taxes, are comparable to the projected leveraged risk-adjusted returns on investments made in the REIT. We are not required to distribute the earnings of our domestic taxable REIT subsidiary; accordingly, we may retain in our domestic taxable REIT subsidiary some or all of the net income earned by our domestic taxable REIT subsidiary.

We use leverage in order to increase potential returns to our stockholders. The use of leverage may also have the effect of increasing losses when economic conditions are unfavorable. Our investment policies require no minimum or maximum leverage and our Manager and its investment committee have the discretion, without the need for further approval by our board of directors, to increase the amount of leverage we incur above our targeted range.

Our strategy in each asset class is as follows:

Residential Mortgage Loans and Mortgage-Backed Securities.   Our investments in this asset class principally consist of (i) adjustable rate and hybrid adjustable rate residential mortgage-backed securities, backed by prime and super-prime credit quality non-agency residential mortgages, (ii) agency-backed adjustable rate and hybrid adjustable rate residential mortgage-backed securities, and (iii) prime and super-prime credit quality adjustable rate or hybrid adjustable rate mortgage loans. We currently invest in prime and super-prime credit quality mortgage loans and non-agency mortgage-backed securities. We define “prime” credit quality as a mortgage where the borrower’s original FICO® score is between 680-710, and define “super-prime” credit quality as a mortgage where the borrower’s original FICO® score is greater than 710. We do own mortgage loans where the borrower’s original FICO® score is below 600. We do not currently invest in sub-prime or non-prime mortgage loans or mortgage-backed securities, although we may do so in the future. Hybrid adjustable rate mortgage-backed securities and mortgage loans have interest rates that have an initial fixed period (typically three, five, seven or ten years) and thereafter reset at regular intervals in a manner similar to adjustable rate mortgage-backed securities and mortgage loans. Agency-backed securities include mortgage-backed securities, which represent the entire ownership interest in pools of mortgage loans secured by residential real property and are guaranteed as to principal and interest by federally chartered entities such as the Federal National Mortgage Association, better known as “Fannie Mae,” the Federal Home Loan Mortgage Corporation, better known as “Freddie Mac,” and, in the case of the Government National Mortgage Association, better known as “Ginnie Mae,” by the U.S. government. A majority of the residential mortgage-backed securities, or RMBS, in which we invest consists of non-agency adjustable rate and three- and five-year hybrid adjustable-rate mortgage-backed securities. We also invest in mortgage loans purchased directly from select financial institutions. We base our decision on whether to invest in adjustable rate or hybrid adjustable rate mortgage loans and mortgage-backed securities on various factors including, but not limited to, relative value, supply and demand, costs of hedging, forward London Inter-Bank Offered Rate, or LIBOR, interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves.

The agency mortgage-backed securities market is very large; however, only a very small portion meets our investment criteria primarily due to the fact that (i) many of the agency mortgage-backed securities do not fulfill the “whole-loan” requirement of the Investment Company Act, and (ii) only a small portion of the market of agency mortgage-backed securities have market prices that meet our purchase price objectives given our bias of minimizing purchase premiums on investments with prepayment risk or no call protection. Accordingly, we may not be able to find sufficient quantities of RMBS to purchase in order to achieve our investment objectives.

Corporate Leveraged Loans and High Yield Securities.   We invest in debt obligations of corporations, partnerships and other entities in the form of first and second lien loans, mezzanine loans and bridge facilities, which we collectively refer to as leveraged loans given the high proportion of debt typically in their capital structure, as well as in high yield debt securities. These entities may be owned by KKR and/or other private equity investors. Many of the leveraged loans and high yield securities in which we invest have an explicit rating from one or more nationally-recognized statistical rating agencies. The majority of our investments in leveraged loans and high yield securities are rated between Ba1 and B3 by Moody’s Investors Services, Inc., or Moody’s, and between BB+ and B- by Standard & Poor’s Ratings Service, or Standard & Poor’s. We also invest in leveraged loans and high yield securities that are rated below B3 by Moody’s and B- by Standard & Poor’s and/or that do not have an explicit rating from one or more nationally-recognized statistical rating agencies.

Commercial Real Estate Debt.   We invest in debt secured by commercial real estate or issued by owners or operators of commercial real estate properties. These investments include commercial mortgage-backed securities, or CMBS, mezzanine loans, bridge loans and debt and preferred stock issued by public and private commercial real estate companies and REITs. Most of the CMBS in which we invest are rated between A1 and B3 by Moody’s and between A+ and B- by Standard & Poor’s and most of the mezzanine loans and bridge loans in which we invest are rated B3 or lower by Moody’s and B- or lower by Standard & Poor’s and/or may not have an explicit rating from one or more nationally-recognized statistical rating agencies.

Asset-Backed Securities.   We invest in investment grade and non-investment grade asset-backed securities. We also make investments in investment grade and non-investment grade collateralized debt obligations, or CDOs, and collateralized loan obligations, or CLOs, backed by high yield securities, corporate leveraged loans, CMBS, and/or asset-backed securities. Most of the asset-backed securities in which we invest are rated between A1 and B1 by Moody’s and between A+ and B+ by Standard & Poor’s.

Marketable and Non-Marketable Equity Securities.   To a lesser extent, subject to maintaining our qualification as a REIT, invest from time to time in common stock and preferred stock of private and public companies that may or may not be related to the real estate business. A material amount of our equity investments may include private equity investments in companies affiliated with KKR.

Our Investment Process

Our Manager evaluates each one of our investment opportunities based on its leveraged risk-adjusted return subject to our current investment guidelines. Our investment process is summarized as follows:

•     asset allocation;

•     investment sourcing and screening;

•     credit research and due diligence;

•     Investment Committee review and approval;

•     recurring monitoring; and

•     buy or sell based on price targets and relative value parameters.

Asset Allocation.   Our Manager utilizes the same philosophy employed by KKR’s investment professionals in managing private equity funds with the objective of creating a portfolio that is designed to provide competitive leveraged risk-adjusted returns to our stockholders. Our Manager uses a combination of “top-down” and “bottom-up” analyses. Our top-down approach utilizes macro analysis of relative asset valuations, economic outlook, interest rate expectations, credit fundamentals and technical factors to target specific industries and asset classes. Our bottom-up approach includes rigorous analysis of credit, industry trends and dynamics and dislocation events to select specific credits in which to invest.

Investment Sourcing and Screening.   Our Manager sources transactions through a variety of channels, including its relationships with KKR, corporate executives, commercial and investment banks, financial sponsors and intermediaries. The investment professionals of our Manager screen the sourced opportunities and make the decision whether to proceed to due diligence based on the industry, credit structure, relative value, and projected leveraged risk-adjusted return. We believe that our Manager’s investment selection process benefits from its access to the resources and professionals of KKR.

Credit Research and Due Diligence.   When conducting due diligence, our Manager evaluates critical business and financial risk considerations, as well as tax, accounting, environmental and legal issues, in determining whether or not to proceed with an investment. The Manager’s investment evaluation utilizes a relative value framework and rigorous credit analysis focused on credit fundamentals rather than the momentum of the overall markets and emphasizes free cash flow computed under base and stress case scenarios, normalized levels of capital expenditures, stability of margins, structure, competitive position, management track record and industry trends.

Our Manager leverages KKR’s relationships with accountants, consultants, lawyers, investment banks and industry experts when conducting due diligence. In addition, when KKR has conducted due diligence prior to referring an investment opportunity to us, subject to KKR’s contractual obligations and applicable securities laws, our Manager may benefit from the due diligence already conducted by KKR.

Investment Committee Review and Approval.   For each proposed investment, our Manager’s investment committee reviews each of our Manager’s investment memoranda and related financial projections for opportunities that have been previously evaluated and approved by the investment professionals of our Manager. Our Manager reviews potential investment opportunities and many investment opportunities are not pursued. For investment opportunities that fulfill our investment objectives the Manager prepares a credit memorandum summarizing the credit underwriting and due diligence performed and submits the credit memorandum to the investment committee. The investment memorandum summarizes the factors relevant to the specific investment, including pricing (including applicable interest and default rates), term, collateral (if any), financial condition and historical financial data, quality of issuer’s management team, leverage, debt service coverage, covenants, industry overview, competitive position within the industry, ratings, trends (company- and industry-specific) and other relevant information regarding the issuer and includes a summary of the diligence performed by the investment professional in preparing the memorandum and evaluating the investment opportunity. Investment opportunities must receive a unanimous approval by the investment committee to be consummated.

Our Manager’s investment committee has approved a majority of the investments it has reviewed. The investment committee has decided on limited occasions, however, not to approve a specific investment based on concerns raised by members of the investment committee relating to the subject company, specific investment terms or industry. In addition, the investment committee has delayed certain investments subject to the performance of further satisfactory due diligence.

Our Manager’s investment committee reviews investment opportunities for us and for the entities established by us to implement our securitization financings, but not for any other clients of our Manager or any other KKR affiliates.

Monitoring.   Our Manager monitors our portfolio using daily, quarterly and annual analyses in order to make decisions regarding the portfolio investments.

•       Daily analysis includes morning market meetings, industry and company pricing runs, industry and company reports and discussions with KKR industry and operating company personnel on an as-needed basis;

•       Quarterly analysis includes the preparation of quarterly operating results, reconciliation of actual results to projections, updates to the financial model (baseline and stress case) and investment committee portfolio review; and

•       Annual analysis consists of the preparation of annual credit memoranda, review and sign-off of updated annual credit memoranda by the investment professionals of the Manager.

Buy and Sell Discipline.   Our Manager does not make buy or sell decisions based on price momentum models or philosophy. Our Manager makes purchase and sale decisions based on achieving price targets, changes in credit fundamentals, changes in industry fundamentals, changes in management credibility, relative asset-class valuations, macro-economic factors and technical factors. Returns on our investments consist primarily of interest income, dividend income and related fees, as opposed to capital gains.

Investment Guidelines.   We have established and comply with investment policies and procedures and investment guidelines that are reviewed and approved by our Manager’s investment committee and our board of directors. The investment committee meets as frequently as necessary in order for us to achieve our investment objectives. We review our investment portfolio and related compliance with our investment policies and procedures and investment guidelines at each regularly scheduled board of directors meeting.

Our board of directors and our Manager’s investment committee have adopted the following guidelines, among others, for our investments and borrowings:

•       no investment shall be made that would cause us to fail to qualify as a REIT for federal income tax purposes;

•       no investment shall be made that would cause us to be regulated as an investment company under the Investment Company Act;

•       with the exception of real estate and lodging, no industry shall represent greater than 20% of the securities in our portfolio; and

•       the maximum aggregate investment in non-securitized residential mortgages is limited to four times consolidated stockholders’ equity computed in accordance with GAAP.

These investment guidelines may be changed by a majority of our board of directors without the approval of our stockholders.

Our board of directors has also adopted a separate set of investment guidelines and procedures to govern our relationship with KKR. We have also adopted compliance policies to govern our interaction with KKR, including when KKR is in receipt of material non-public information.

Our Financing Strategy

We use leverage in order to increase potential returns to our stockholders. Our use of leverage may, however, also have the effect of increasing losses when economic conditions are unfavorable. As of December 31, 2005, our leverage was 8.1 times the amount of our equity. Our investment policies require no minimum or maximum leverage and our Manager and its investment committee will have the discretion, without the need for further approval by our board of directors, to increase the amount of our leverage.

We finance the majority of our residential mortgage loans and mortgage-backed security investments on a non-term financing basis through the use of repurchase agreements. With repurchase agreements, we borrow against mortgage loans, the mortgage-backed securities, high yield securities, asset-backed securities, and/or preferred stock securities we own. Under these agreements, we sell our mortgage loans, mortgage-backed securities, high yield securities, asset-backed securities, and/or preferred stock securities to a counterparty and agree to repurchase the same securities from the counterparty at a price equal to the original sales price plus an interest factor. These repurchase agreements are accounted for as debt, secured by the underlying assets. During the period of a repurchase agreement, we receive the principal and interest on the related collateral and pay interest to the counterparty.

Our repurchase agreement counterparties are commercial and investment banks with whom we have agreements in place that cover the terms of our transactions. All our repurchase agreement counterparties are approved by our Manager.

Asset-Backed Commercial Paper

In addition to using repurchase agreements, we finance a portion of our residential mortgage loans and residential mortgage-backed securities using our $5 billion asset-backed secured liquidity note facility that closed on September 30, 2005. This facility provides us with an alternative source of funding our residential mortgage-backed securities by issuing asset-backed secured liquidity notes that are rate A-1+, P-1, and F1+, by Standard and Poor’s, Moody’s, and Fitch Inc, respectively. Issuances of asset-backed secured liquidity notes are recorded as borrowings on our Consolidated Balance Sheet.

Warehouse Facilities

In addition to repurchase agreements and asset-backed secured liquidity notes, we rely on warehouse credit facilities for capital needed to fund our investments in adjustable rate and hybrid adjustable rate mortgage loans, commercial real estate loans, and leveraged loans. These facilities are typically lines of credit from commercial and investment banks that we can draw from to fund our investments. Warehouse facilities are typically collateralized loans made to investors who invest in securities and loans that in turn pledge the resulting securities and loans to the warehouse lender. Third-party custodians, usually banks, typically hold the securities and loans funded with the warehouse facility borrowings, including the securities, loans, notes, mortgages and other important loan documentation, for the benefit of the lender who is deemed to own the securities and loans and, if there is a default under the warehouse, for the benefit of the warehouse lender. We have established formal relationships with multiple counterparties for the purpose of maintaining financing relationships on favorable terms.

Collateralized Debt Obligations and Collateralized Loan Obligations

We finance our non-residential real estate assets on a term financing basis using collateralized debt obligations, or CDOs, collateralized loan obligations, or CLOs, and other match-funded financing structures. CDOs and CLOs are multiple class debt securities, or bonds, secured by pools of assets, such as leveraged loans, high yield securities, commercial real estate loans, commercial real estate mortgage-backed securities and asset-backed securities. Like typical securitization structures, in a CDO and CLO (i) the assets are pledged to a trustee for the benefit of the holders of the bonds, (ii) one or more classes of the bonds are rated by one or more rating agencies and (iii) one or more classes of the bonds are marketed to a wide variety of fixed income investors, which enables the sponsor to achieve a relatively low cost of long-term financing. Unlike typical securitization structures, the underlying assets may be sold, subject to certain limitations, without a corresponding pay-down of the CDO and CLO provided the proceeds are reinvested in qualifying assets. As a result, CDOs and CLOs enable the sponsor to actively manage, subject to certain limitations, the pool of assets. We believe CDO and CLO financing structures are an appropriate term financing vehicle for our targeted non-residential real estate asset classes, because they enable us to obtain long-term cost of funds and minimize the risk that we have to refinance our liabilities prior to the maturities of our investments while giving us the flexibility to manage credit risk.

During the year ended December 31, 2005, we closed two $1.0 billion collateralized loan obligation transactions through which we have issued $1.5 billion in collateralized loan obligation senior secured notes to finance investments in corporate loans and securities.

Our Hedging and Interest Rate Risk Management Strategy

Repurchase agreements generally have maturities of 30 days and the weighted average life of the mortgage-backed securities we own is generally longer. The difference in maturities, in addition to reset dates and reference indices, creates potential interest rate risk.

We use interest rate derivatives to hedge all or a portion of our interest rate risk associated with our borrowings. The tax laws applicable to REITs generally restrict our ability to enter into hedging transactions.

We engage in a variety of interest rate management techniques that seek to mitigate changes in interest rates or potentially other influences on the values of our assets. Our interest rate management techniques may include:

•      interest rate swaps;

•      interest rate swaptions;

•      interest cancelable swaps;

•      interest rate caps;

•      interest rate corridors;

•      eurodollar futures contracts and options on such contracts; and

•      other interest rate and non-interest rate derivatives.

These techniques may also be used in an attempt to protect us against declines in the market value of our assets that result from general trends in debt markets.

We enter into interest rate swap agreements to offset the potential adverse effects of rising interest rates under certain short-term borrowings. The interest rate swap agreements have historically been structured such that we receive payments based on a variable interest rate and make payments based on a fixed interest rate. The variable interest rate on which payments are received is calculated based on various reset mechanisms for LIBOR. The repurchase agreements generally have maturities of 30 days and carry interest rates that correspond to LIBOR rates for those same periods. The swap agreements are intended to fix our borrowing cost and are not held for speculative or trading purposes.

Interest rate management techniques do not eliminate interest rate and basis risk but seek to mitigate interest rate risk. For example, if both long-term and short-term interest rates were to increase significantly, it could be expected that:

•      the weighted average life of the mortgage-backed securities would be extended because prepayments of the underlying mortgage loans would decrease; and

•      the market value of fixed rate mortgage-backed securities would decline as long-term interest rates increased.

In order for our interest rate derivatives to qualify as fair value or cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133, we must fulfill many complex requirements including, but not limited to, hedge correlation requirements.

As stated above, our income is generated primarily from the net interest spread on our investment portfolio. Set forth below are factors that may adversely impact our net interest spread.

Match Funding.   We expect to use long-term financing on a match funded basis to minimize interest rate risk in our portfolio. Match funding is the financing of our investments on a basis where the duration of the investments approximates the duration of the borrowings used to finance the investments. For any period during which our investment portfolio and related borrowings are not match funded, we may be exposed to the risk that our investment portfolio will reprice more slowly than the borrowings that we use to finance a significant portion of our investment portfolio. Increases in interest rates under these circumstances, particularly short-term interest rates on our short-term borrowings, may significantly adversely affect the net interest income that we earn on our investment portfolio.

Prepayments.   Prepayment rates experienced on loans and securities in our investment portfolio may be influenced by changes in the overall level of interest rates, changes in the shape of the yield curve, and a variety of economic, geographic and other factors beyond our control, and consequently, we can not predict prepayment rates with certainty. The yield on our investment portfolio may be affected by the difference between the actual prepayment rates that we realize on our investment portfolio and the prepayment rates that we project on our investment portfolio.

Hedging.   We use interest rate derivatives to hedge a portion of the interest rate risk associated with our borrowings. There are limitations to our ability to hedge all of the negative consequences associated with changes in interest rates and prepayment rates. Furthermore, we are subject to the costs associated with hedging which include the premiums paid for any interest rate derivatives and the cost of swapping floating rate borrowings to fixed rate borrowings.

Credit Losses.   We will experience credit losses on our investment portfolio and such credit losses will have an adverse affect on our investment portfolio performance.

Leverage.   We use borrowings to finance a significant portion of our investment portfolio. The use of leverage involves risks, including the risk that losses are materially increased or magnified and increasing liquidity risk in the event that one or more of our financing counterparties terminate our financings and/or require us to provide additional collateral to secure their financing facilities.

Investment Company Act Exemption

We operate our business so as to be exempt from regulation under the Investment Company Act. We monitor our portfolio of investments periodically to confirm that we and each of our subsidiaries continue to qualify for the applicable exemptions from the definition of an investment company under the Investment Company Act. We monitor our portfolio so that at least 55% of our assets are considered to be “qualifying real estate assets,” and so that at least an additional 25% of our investments constitute “real estate-related assets” or additional qualifying real estate assets, thereby allowing us to qualify for the exemption from the definition of an investment company provided in Section 3(c)(5)(C) of the Investment Company Act. We measure and satisfy the tests with respect to our assets on an unconsolidated basis.

We generally expect that a substantial majority of our investments in mortgage loans, mortgage-backed securities and commercial real estate debt will be considered qualifying real estate assets under the Section 3(c)(5)(C) exemption from the Investment Company Act. We also generally expect that any RMBS or CMBS in which we invest that do not constitute qualifying real estate assets will constitute real estate-related assets. The treatment of CDOs, asset-backed securities, leveraged loans and stressed and distressed debt securities as qualifying real estate assets or real estate-related assets will be based on the characteristics of the underlying collateral and our rights with respect to the collateral, including whether we have foreclosure rights with respect to the underlying real estate collateral. We do not generally expect that our investments in corporate leveraged loans, mezzanine loans, high yield corporate bonds, asset-backed securities or private equity will constitute qualifying real estate assets or real estate-related assets.

Maintaining our exemption from regulation under the Investment Company Act limits our ability to make certain favorable investments.

Management Agreement

A management agreement governs the relationship between our Manager and us and describes the services to be provided by our Manager and its compensation for those services. Our Manager’s management of our business is under the direction of our board of directors and the management agreement requires our Manager to manage our business affairs in conformity with the policies and the investment guidelines that are approved and monitored by our board of directors. Among other things, our Manager is responsible for (i) the selection, purchase and sale of our portfolio investments, (ii) our financing and risk management activities, and (iii) providing us with investment advisory services.

The initial term of the management agreement expires on December 31, 2006 and is automatically renewed for a one-year term each anniversary date thereafter. Our independent directors review our Manager’s performance annually and, following the initial term, the management agreement may be terminated annually (upon 180 days notice) upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of the outstanding shares of our common stock, based upon (i) unsatisfactory performance by the Manager that is materially detrimental to us or (ii) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent such a termination pursuant to clause (ii) by accepting a mutually acceptable reduction of management fees. Any such termination would require us to pay a substantial termination fee to our Manager.

We may also terminate the management agreement without payment of the termination fee with 30 days’ prior written notice for cause, which is defined as (i) our Manager’s continued material breach of any provision of the management agreement following a period of 30 days after written notice thereof, (ii) our Manager’s fraud, misappropriation of funds, or embezzlement against us, (iii) our Manager’s gross negligence in the performance of its duties under the management agreement, (iv) the commencement of any proceeding relating to our Manager’s bankruptcy or insolvency, (v) the dissolution of our Manager or (vi) a change of control of our Manager. Cause does not include unsatisfactory performance, even if that performance is materially detrimental to our business. Our Manager may terminate the management agreement, without payment of the termination fee, in the event we become regulated as an investment company under the Investment Company Act. Furthermore, our Manager may decline to renew the management agreement by providing us with 180 days written notice. Our Manager may also terminate the management agreement upon 60 days written notice if we default in the performance of any material term of the agreement and the default continues for a period of 30 days after written notice to us, whereupon we would be required to pay our Manager a termination fee.

Our Manager is entitled to receive a base management fee from us, incentive compensation based on certain performance criteria and a termination fee if we decide to terminate the management agreement without cause or if our Manager terminates the management agreement due to our default. We believe that the base management fee and incentive compensation that our Manager is entitled to receive are comparable to the base management fee and incentive compensation received by managers of comparable externally managed REITs. The following table summarizes the fees payable to our Manager pursuant to the management agreement:

Fee	Summary Description
Base Management Fee	The base management fee is payable monthly in arrears in an amount equal to 1/12 of our equity (as defined in the management agreement) multiplied by 1.75%.
Incentive Fee

The incentive fee is payable quarterly in an amount equal to the product of: (i) 25% of the dollar amount by which (a) our Net Income, before the incentive fee, per weighted average share of common stock for such quarter, exceeds (b) an amount equal to the product of (A) the weighted average of the price per share of the common stock in our August 2004 private placement and the prices per share of our common stock in any subsequent offerings by us multiplied by (B) the greater of (1) 2.00% and (2) 0.50% plus one-fourth of the ten-year U.S. treasury rate for such quarter multiplied by (ii) the weighted average number of shares of common stock outstanding in such quarter.

“Net Income” is determined by calculating the net income available to owners of common stock before non-cash equity compensation expense, computed in accordance with accounting principles generally accepted in the United States of America, or GAAP.

Termination Fee

A termination fee is payable by us for termination without cause or non-renewal by us of the management agreement or if our Manager terminates the management agreement due to our default and shall be equal to four times the sum of the average annual base management fee and the average annual incentive fee for the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

An affiliate of our Manager has entered into separate management agreements with the respective investment vehicles for each of our first two collateralized loan obligation transactions and is entitled to receive fees for the services performed as collateral manager. To date, the collateral manager has waived approximately $1.5 million of management fees payable to it from KKR Financial CLO 2005-1, Ltd., which covers the period commencing in March 2005 and ending in April 2006 and has waived approximately $0.8 million of management fees payable to it from KKR Financial CLO 2005-2, Ltd., which covers the period commencing November 2005 and ending in May 2006. The waivers for KKR Financial CLO 2005-1,

Ltd. and KKR Financial CLO 2005-2, Ltd., expire in April 2006 and May 2006, respectively, and there is no guarantee that the collateral manager will waive such management fees subsequent to those dates.

Competition

Our net income depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. A number of entities compete with us to make the types of investments that we plan to make. We compete with other REITs, financial companies, public and private funds, commercial and investment banks and commercial finance companies. For additional information concerning the competitive risks we face, see Item 1A., “Risk Factors—Risks Related to Our Operation and Business Strategy—We operate in a highly competitive market for investment opportunities.”

Staffing

We do not have any employees. We are managed by KKR Financial Advisors LLC, our Manager, pursuant to the management agreement between our Manager and us. Our Manager is 100% owned by KKR Financial LLC and all of our executive officers are employees and/or officers of KKR Financial LLC. As of February 28, 2006, KKR Financial LLC had 42 full-time employees and two founders.

As of February 28, 2006, a break-down of KKR Financial LLC’s 42 full-time employees and two founders by functional area is summarized in the table below:

Number of Individuals	Functional Area
2	Executive Management
15	Due Diligence, Investment Management and Asset-Liability Management
20	Finance, Information Systems, and Human Resources
7	Administration

Tax Status

We are taxed as a REIT for federal income tax purposes. To qualify as a REIT, we must meet various tax law requirements, including, among others, requirements relating to the nature of our assets, the sources of our income, the timing and amount of distributions that we make and the composition of our stockholders. As a REIT, we generally are not subject to federal income tax on income that we distribute to our stockholders on a current basis. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax at regular corporate rates, and we may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we lost our qualification. Further, even to the extent that we qualify as a REIT, we will be subject to tax at normal corporate rates on net income or capital gains not distributed to our stockholders, and we may be subject to other taxes, including payroll taxes, and state and local income, franchise, property, sales and other taxes. Moreover, our domestic taxable REIT subsidiary, including KKR TRS Holdings, Inc., is subject to federal income taxation and to various other taxes. Any dividends received from us, with limited exceptions, will not be eligible for taxation at the preferred capital gain rates that currently apply to dividends received by individuals, trusts and estates from taxable corporations.

Restrictions on Ownership of Our Capital Stock

Due to limitations on the concentration of ownership of a REIT imposed by the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, our charter, among other limitations, generally prohibits any stockholder from beneficially or constructively owning more than 9.8% in value or in number of shares, whichever is more restrictive, of any class or series of the outstanding shares of our capital stock. Our board of directors has discretion to grant exemptions from the ownership limit, subject to terms and conditions as it deems appropriate.

Distribution Policy

We generally need to distribute annually at least 90% of our net taxable income each year (subject to certain adjustments) so that we can qualify as a REIT under the Internal Revenue Code. Up to 20% of the value of a REIT’s assets may consist of investments in the securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary, such as KKR TRS Holdings, Inc., may retain its taxable income, and its earnings are subject to the 90% distribution requirement only to the extent the domestic taxable REIT subsidiary actually distributes its earnings to the REIT. However, a foreign taxable REIT subsidiary, such as KKR Financial CLO 2005-1, Ltd., KKR Financial CLO 2005-2, Ltd., KKR Financial CLO 2006-1, Ltd., and KKR Financial CDO 2005-1, Ltd., generally is deemed to distribute its earnings to the REIT on an annual basis for federal income tax purposes, and its earnings are subject to the 90% distribution requirement, regardless of whether it actually distributes its earnings. We may, under certain circumstances, make a distribution of capital or of assets. Distributions will be made at the discretion of our board of directors and may not be in even amounts throughout our fiscal year.

ITEM 1A.        RISK FACTORS

You should carefully consider the risks described below. In addition, the risks described below are not the only ones facing us. We have only described the risks we consider to be material. However, there may be additional risks that are viewed by us as not material or are not presently known to us.

If any of the risks described below were to occur, our business, financial condition, liquidity and results of operations could be materially and adversely affected. If this were to occur, the price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Management and Our Relationship with Our Manager

We are dependent on our Manager and may not find a suitable replacement if our Manager terminates the management agreement.

We have no employees. Our Manager, and its officers and employees, allocate a portion of their time to businesses and activities that are not related to, or affiliated, with us and, accordingly, do not spend all of their time managing our activities and our investment portfolio. We expect that the portion of our Manager’s time that is allocated to other businesses and activities will increase in the future and may be material. We have no separate facilities and are completely reliant on our Manager, which has significant discretion as to the implementation and execution of our business strategies and risk management practices. We are subject to the risk that our Manager will terminate the management agreement and that no suitable replacement will be found. We believe that our success depends to a significant extent upon the experience of our Manager’s executive officers, whose continued service is not guaranteed.

The departure of any of the senior management of our Manager or the loss of our access to KKR’s investment professionals and principals may adversely affect our ability to achieve our investment objectives.

We depend on the diligence, skill and network of business contacts of the senior management of our Manager. We also depend on our Manager’s access to the investment professionals and principals of KKR and the information and deal flow generated by the KKR investment professionals and principals during the normal course of their investment and portfolio management activities. The senior management of our Manager evaluates, negotiates, structures, closes and monitors our investments. Our future success will depend on the continued service of the senior management team of our Manager. The departure of any of the senior managers of our Manager, or of a significant number of the investment professionals or principals of KKR, could have a material adverse effect on our ability to achieve our investment objectives. In addition, we can offer no assurance that our Manager will remain our Manager or that we will continue to have access to KKR’s investment professionals or principals or its information and deal flow.

If our Manager ceases to be our Manager pursuant to the management agreement, financial institutions providing our credit facilities may not provide future financing to us.

The financial institutions that finance our investments pursuant to our repurchase agreements, warehouse facilities and our revolving credit facility may require that our Manager manage our operations pursuant to the management agreement as a condition to making continued advances to us under these credit facilities. Additionally, if our Manager ceases to be our Manager, each of these financial institutions under these credit facilities may terminate their facility and their obligation to advance funds to us in order to finance our future investments. If our Manager ceases to be our Manager for any reason and we are not able to obtain financing under these credit facilities, our growth may be limited or we may be forced to sell our investments at a loss.

Our Manager has limited experience in managing a REIT, and our investment focus will differ from those of other KKR funds.

Government regulations impose numerous constraints on the operations of REITs. Our Manager’s limited experience in managing a portfolio of assets under such constraints may hinder its ability to achieve our investment objectives. In addition, maintaining our REIT qualifications will limit the types of investments we are able to make. Finally, even though our Manager is affiliated with KKR, our investment focus differs from those of other entities that are or have been managed by KKR investment professionals. In particular, entities managed by KKR have not executed business strategies that involve investing in real estate related debt instruments. Our investors are not acquiring an interest in any of KKR’s private equity funds and the returns that are realized by our investors may be materially different than the returns realized by investors in KKR’s private equity funds.

Our board of directors has approved very broad investment guidelines for our Manager and does not approve each investment decision made by our Manager.

Our Manager is authorized to follow very broad investment guidelines. Our directors periodically review and approve our investment guidelines. Our board does not review all of our proposed or completed investments, however. Furthermore, transactions entered into by our Manager may be difficult or impossible to unwind. Our Manager has great latitude within the broad parameters of the investment guidelines in determining the types of assets it may decide are proper investments for us by the time they are reviewed by the director.

Our incentive fee may induce our Manager to make certain investments, including speculative investments.

The management compensation structure to which we have agreed with our Manager may cause our Manager to invest in high risk investments or take other risks. In addition to its management fee, our Manager is entitled to receive incentive compensation based in part upon our achievement of specified levels of net income. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net income may lead our Manager to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, maintaining sufficient liquidity, and/or management of credit risk or market risk, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

There are potential conflicts of interest in our relationship with our Manager and its affiliates, including KKR, which could result in decisions that are not in the best interests of our stockholders.

We are subject to potential conflicts of interest arising out of our relationship with our Manager and its affiliates. As of February 28, 2006, our Manager and its affiliates collectively owned approximately 12.0% of our common stock on a fully diluted basis and received their pro rata portion of the distributions we made to our stockholders and will receive their pro rata portion of future distributions, if any. Saturnino S. Fanlo, our chief executive officer, and David A. Netjes, our chief financial officer and chief operating officer, also serve in those capacities for our Manager and as of February 28, 2006 beneficially owned 4.5% and 4.4% of our common stock, respectively. In addition, as of February 28, 2006, our chairman, Paul M. Hazen, who serves as a member of our Manager’s investment committee, and one of our directors, Scott C. Nuttall, who serves as a member of our Manager’s investment committee and is an executive at KKR, beneficially owned 4.5% and 4.2% of our common stock, respectively. Furthermore, our Manager is wholly owned by KKR Financial LLC and KKR Financial LLC is owned by KKR and Saturnino S. Fanlo and David A. Netjes, the chief executive officer and the chief financial officer and chief operating officer, respectively, of both our Manager and us. As a result, our management agreement with our Manager was negotiated between related parties, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. In addition, our Manager owes no fiduciary obligation to our stockholders.

We expect that affiliates of our Manager and KKR will compete with us and there may be conflicts arising from allocation of investment opportunities.

Our management agreement with our Manager does not prevent our Manager and its affiliates from engaging in additional management or investment opportunities, although the agreement generally restricts our Manager and its affiliates from raising, sponsoring or advising any new investment fund, company or other entity, including a real estate investment trust, that invests primarily in domestic mortgage-backed securities; provided that for purposes of the foregoing limitation, any portfolio company of any private equity fund controlled by KKR shall not be deemed to be an affiliate of our Manager. As a result, we expect that our Manager and its affiliates, including KKR, will engage from time to time in additional management or investment opportunities that have overlapping objectives with us.  In particular, we have been informed by our Manager that one of its affiliates is expecting to establish and manage a separate investment fund that will invest in the same non-mortgage-backed securities investments that we invest in, including other fixed income investments and KKR private equity investments. With respect to any competing entities, our Manager and its affiliates will face conflicts in the allocation of investment opportunities. Such allocation is at the discretion of our Manager and there is no guarantee that this allocation would be made in the best interest of our stockholders.

Termination by us of the management agreement with our Manager without cause is difficult and costly.

The management agreement provides that it may only be terminated by us without cause annually after December 31, 2006 upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of the outstanding shares of our common stock, based upon (1) unsatisfactory performance by our Manager that is materially detrimental to us or (2) a determination that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination under this clause (2) by accepting a mutually acceptable reduction of management fees. Our Manager will be provided 180 days’ prior notice of any such termination and will be paid a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive fee for the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. These provisions would result in substantial cost to us if we terminate the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.

Certain of our investments may create a conflict of interest with KKR and other affiliates.

Subject to complying with our investment guidelines, our Manager may at times cause us to invest in corporate leveraged loans, high yield securities and equity securities of companies affiliated with KKR. To the extent KKR is the owner of all or a majority of the outstanding equity securities, KKR may have the ability to elect all of the members of the board of directors of a company we invest in and thereby control its policies and operations, including the appointment of management, future issuances of common stock or other securities, the payments of dividends, if any, on its common stock, the incurrence of debt by it, amendments to its certificate of incorporation and bylaws and entering into extraordinary transactions, and KKR’s interests may not in all cases be aligned with our interests. In addition, KKR may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to holders of indebtedness. For example, KKR could cause a company in which we invest to make acquisitions that increase its indebtedness or to sell revenue generating assets. In addition, with respect to companies in which we have an equity investment, to the extent that KKR is the controlling shareholder it will be able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of the company we invest in or a change in the composition of its board of directors and could preclude any unsolicited acquisition of that company regardless as to whether we agree with such determination. So long as KKR continues to own a significant amount of the voting power of a company we invest in, even if such amount is less than 50%, it will continue to influence strongly, or effectively control, that company’s decisions. As a result, our interests with respect to the management, investment decisions, or operations of those companies may at times be in direct conflict with those of KKR. In addition, to the extent that affiliates of our Manager or KKR invest in companies in which we have an investment, similar conflicts between our interests and theirs may arise.

We will compete with other investment entities affiliated with KKR for access to its investment professionals and principals.

KKR manages several private equity funds, and we believe that KKR and its affiliates will establish and manage other investment entities in the future. If any such investment entities have an investment focus similar to our focus, we may compete with those entities for access to the benefits that our relationship with KKR provides to us. In particular, during 2005 we entered into several private equity investments pursuant to which we are co-investing alongside KKR private equity funds.  Our ability to continue to engage in these types of opportunities in the future depends, to a significant extent, on the contractual obligations that KKR has to the limited partners of its private equity funds with respect to co-investment opportunities as well as on competing demands for these investment opportunities by other investment entities established by KKR and its affiliates.

Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect the potential return to stockholders.

We, directly or through our Manager, may obtain confidential information about the companies in which we have invested or may invest. If we do possess confidential information about such companies, there may be restrictions on our ability to make, dispose of, increase the amount of, or otherwise take action with respect to, an investment in those companies. Our relationship with KKR could create a conflict of interest to the extent our Manager becomes aware of inside information concerning investments or potential investment targets. We have implemented compliance procedures and practices designed to ensure that inside information is not used for making investment decisions on our behalf. We cannot assure you, however, that these procedures and practices will be effective. In addition, this conflict and these procedures and practices may limit the freedom of our Manager to make potentially profitable investments, which could have an adverse effect on our operations.

Our Manager’s liability is limited under the management agreement, and we have agreed to indemnify our Manager against certain liabilities.

Pursuant to the management agreement, our Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager and its members, managers, officers and employees will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders for acts performed in accordance with and pursuant to the management agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement. We have agreed to indemnify our Manager and its members, managers, officers and employees and each person controlling our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of such indemnified party not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement.

Risks Related to Our Operation and Business Strategy

We have a limited operating history and limited experience as a REIT.

We have a limited operating history and experience as a REIT. We are subject to all of the business risks and uncertainties associated with any business, including the risk that we will not achieve our investment objectives and that the value of your investment could decline substantially. There can be no assurance that we will be able to generate sufficient revenue from operations to pay our operating expenses and make or sustain distributions to stockholders.

Our internal controls over financial reporting contain material weaknesses. If we fail to remedy these weaknesses or otherwise fail to achieve and maintain effective internal controls on a timely basis, our internal controls would be considered ineffective for purposes of Section 404 of the Sarbanes-Oxley Act of 2002. Ineffective internal controls also could have an adverse effect on our future operations.

We are a public reporting company subject to the rules and regulations established from time to time by the Securities and Exchange Commission, or SEC, and New York Stock Exchange. These rules and regulations, among other things, will require us to establish and periodically evaluate procedures with respect to internal controls over financial reporting. In connection with its audit of our consolidated financial statements for the period ended December 31, 2004, our independent registered public accounting firm on March 8, 2005 identified to us three matters involving our internal controls over financial reporting that it considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants, which reportable conditions in its judgment constituted material weaknesses. Under these standards, in each of these areas the design or operation of our internal controls did not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material may occur and not be detected within a timely period.

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

We are actively remediating the reportable conditions identified but no assurance can be given that all such conditions will be fully remedied in a timely fashion. If we fail to remedy these weaknesses or otherwise fail to achieve and maintain effective internal controls on a timely basis, our internal controls would be considered ineffective for purposes of Section 404 of the Sarbanes-Oxley Act.

We may change our investment strategy and operational policies without stockholder consent, which may result in riskier investments and adversely affect the market price of our common stock and our ability to make distributions to our stockholders.

We may change our investment strategy at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this Annual Report on Form 10-K. A change in our investment strategy may increase our exposure to credit risk and market risk. Furthermore, our board of directors determines our operational policies and may amend or revise our policies, including our policies with respect to our REIT status, acquisitions, growth, operations, indebtedness, capitalization and distributions or approve transactions that deviate from these policies, without a vote of, or notice to, our stockholders. Operational policy changes could adversely affect the market price of our common stock and our ability to make distributions to our stockholders.

Our Manager’s failure to identify and invest in securities and loans that meet our investment criteria or perform its responsibilities under the management agreement may adversely affect our ability for future growth.

Our ability to achieve our investment objective will depend on our ability to grow, which in turn will depend on our Manager’s ability to identify and invest in securities that meet our investment criteria. Accomplishing this result on a cost-effective basis will be largely a function of our Manager’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us, and our access to financing on acceptable terms. The senior management team of our Manager has substantial responsibilities under the management agreement. In order to grow, our Manager will need to hire, train, supervise and manage new employees successfully. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we plan to make. We compete with other REITs, financial companies, public and private funds, commercial and investment banks and commercial finance companies. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several other REITs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

Failure to procure adequate capital and funding would adversely affect our results and may, in turn, negatively affect the market price of shares of our common stock and our ability to make distributions to our stockholders.

We depend upon the availability of adequate funding and capital for our operations. As a REIT, we are required to distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and are therefore not able to retain our earnings for new investments (excluding earnings generated by KKR TRS Holdings, Inc., and any other domestic taxable REIT subsidiary, subject to the REIT requirements). We cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. In the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the market price of our common stock and our ability to make distributions to our stockholders.

We leverage our portfolio investments, which may adversely affect our return on our investments and may reduce cash available for distribution.

We expect to leverage our portfolio investments through borrowings, generally through the use of warehouse facilities, bank credit facilities, repurchase agreements, asset-backed secured liquidity notes, mortgage loans on real estate, securitizations, including the issuance of CDOs, loans to entities in which we hold, directly or indirectly, interests in pools of properties or loans, and other borrowings. The percentage of leverage varies depending on our ability to obtain credit facilities and the lender’s and rating agencies’ estimate of the stability of the portfolio investments’ cash flow. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired. Our debt service payments reduce cash flow available for distributions to stockholders. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. We leverage certain of our investments through repurchase agreements and asset-backed secured liquidity notes. A decrease in the value of the assets may lead to margin calls that we will have to satisfy. We may not have the funds available to satisfy any such margin calls.

If credit spreads widen before we obtain long-term financing for our net assets we may experience a material reduction in the economic value of the assets that we have acquired.

We price our net assets based on our assumptions about future levels of credit spreads (the risk premium for taking credit risk which is the difference between the risk free rate and the interest rate paid on the investment) for term financing of those assets. We expect to obtain longer term financing for these assets at a spread over a certain benchmark, such as the yield on United States Treasury bonds, swaps, or LIBOR. If the spread that investors will pay over the benchmark widens and the rates we charge on our loans or the income we generate from our other assets are not increased accordingly, we may experience a material adverse reduction in the economic value of the assets that we have acquired.

If we are unable to continue to securitize our portfolio successfully, we may be unable to grow or fully execute our business strategy and our earnings may decrease.

We intend to continue to structure our securitization transactions so that we must account for them as secured borrowings in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and as a result we are precluded from using sale accounting to recognize any gain or loss. To securitize our portfolio investments, we may create a wholly-owned subsidiary and contribute a pool of portfolio investments to the subsidiary. An inability to securitize our portfolio successfully could limit our ability to grow our business or fully execute our business strategy and could decrease our earnings, if any. Moreover, the successful securitization of our portfolio investments might expose us to losses as the residual portfolio investments in which we do not sell interests will tend to be those that are riskier and more likely to generate losses.

We may not be able to acquire eligible securities for a CDO or CLO issuance, or may not be able to issue CDO or CLO securities on attractive terms that closely match-fund the duration of our assets and liabilities, which may require us to seek more costly financing for our investments or to liquidate assets.

We intend to continue to finance certain of our portfolio investments on a long-term basis, such as through the issuance of CDOs and CLOs. We use these short term facilities to finance the acquisition of securities until a sufficient quantity of securities is accumulated, at which time we intend to refinance these facilities through a securitization, such as a CDO or CLO issuance, or other long-term financing. As a result, we are subject to the risk that we will not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible securities to maximize the efficiency of a CDO or CLO issuance. We also bear the risk that we will not be able to obtain short-term credit facilities or may not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible securities for a long-term financing. Inability to renew our short-term credit facilities may require us to seek more costly financing for our investments or to liquidate assets. In addition, conditions in the capital markets may make the issuance of a CDO or CLO less attractive to us when we do have a sufficient pool of collateral. If we are unable to issue a CDO or CLO to finance these assets, we may be required to seek other forms of potentially less attractive financing or otherwise to liquidate the assets.

The use of CDO or CLO financings with over-collateralization requirements may have a negative impact on our cash flow.

The terms of the CDOs and CLOs we issue generally provide that the principal amount of assets must exceed the principal balance of the related bonds by a certain amount. This excess collateral requirement is commonly referred to as “over-collateralization.” The CDO and CLO terms provide that, if losses exceed the specified levels based on rating agencies’ (or the financial guaranty insurer’s, if applicable) analyses of the characteristics of the assets pledged to collateralize the bonds, the required level of over-collateralization may be insufficient and as a result we may be subject to restrictions that limit our ability to receive cash flows from assets pledged to secure CDOs or CLOs. We cannot assure you that the performance tests will be satisfied, nor can we assure you, in advance of completing negotiations with the rating agencies or other key transaction parties on our future CDO and CLO financings, of the effects of the actual terms of the delinquency tests, over-collateralization terms, cash flow release mechanisms or other significant factors regarding the release of cash flow to us. Failure to obtain favorable terms with regard to these matters may materially and adversely affect our liquidity. If our assets fail to perform as anticipated, our over-collateralization or other forms of credit enhancement associated with our CDO and CLO financings will likely increase on future transactions, thereby resulting in increased borrowing costs.

We may be required to repurchase loans or securities that we have sold in connection with CDOs and CLOs.

If any of the loans or securities that we originate or acquire and sell or securitize does not comply with representations and warranties that we make about certain characteristics of the loans, the borrowers and the underlying properties, we may be required to repurchase such loans or securities (including from a trust vehicle used to facilitate a structured financing of the assets through CDOs and CLOs) or replace them with substitute loans or securities. In addition, in the case of loans or securities that we have sold instead of retained, we may be required to indemnify purchasers for losses or expenses incurred as a result of a breach of a representation or warranty. Any significant repurchases or indemnification payments could materially and adversely affect our liquidity, financial condition and operating results.

The B Notes in which we invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

A B Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B Note holders after payment to the A Note holders. B Notes reflect similar credit risks to comparably rated commercial mortgage-backed securities. Since each transaction is privately negotiated, however, B Notes can vary in their structural characteristics and risks. For example, the rights of holders of B Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B Note investment. B Notes also are less liquid than commercial mortgage-backed securities, thus we may be unable to dispose of performing, underperforming or non-performing B Note investments. The higher risks associated with our subordinate position in our B Note investments could subject us to increased risk of losses.

An increase in our borrowing costs relative to the interest we receive on our portfolio investments may adversely affect our profitability, which may negatively affect cash available for distribution to our stockholders.

As our repurchase agreements and other short-term borrowing instruments mature, we will be required either to enter into new repurchase agreements and other short-term borrowings or to sell certain of our portfolio investments. An increase in short-term interest rates at the time that we seek to enter into new repurchase agreements may reduce the spread between our returns on our portfolio investments and the cost of our borrowings. This change in interest rates would adversely affect our returns on our portfolio investments that are fixed rate and/or subject to prepayment or extension risk, including our mortgage loans and mortgage-backed securities investments, which might reduce earnings and, in turn, cash available for distribution to our stockholders.

We may enter into derivative contracts that could expose us to contingent liabilities in the future.

Part of our investment strategy involves entering into derivative contracts that will require us to fund cash payments in certain circumstances. These payments will be contingent liabilities and therefore may not appear on our balance sheet. Our ability to fund these contingent liabilities will depend on the liquidity of our assets and access to capital at the time, and the need to fund these contingent liabilities could adversely impact our financial condition.

Hedging against interest rate exposure may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders.

We enter into interest rate swap agreements and other interest rate hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type of portfolio investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•       interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•       available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•       the duration of the hedge may not match the duration of the related liability or asset;

•       the amount of income that a REIT may earn from hedging transactions to offset interest rate losses is limited by federal tax provisions governing REITs;

•       the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•       the party owing money in the hedging transaction may default on its obligation to pay.

Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

We make investments in non-U.S. dollar denominated investments, which subject us to currency rate exposure and the uncertainty of foreign laws and markets.

We purchase investments denominated in foreign currencies. A change in foreign currency exchange rates may have an adverse impact on returns on any of these non-dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. Investments in foreign countries also subject us to risks of multiple and conflicting tax laws and regulations and political and economic instability abroad, which could adversely affect our receipt of interest income on these investments.

Risks Related To Our Investments

We may not realize gains or income from our investments.

We seek to generate both current income and capital appreciation. The securities in which we invest may not appreciate in value, however, and, in fact, may decline in value, and the debt securities in which we invest may default on interest and/or principal payments. Accordingly, we may not be able to realize gains or income from our investments. Any gains that we do realize may not be sufficient to offset any other losses we experience. Any income that we realize may not be sufficient to offset our expenses.

Declines in the market values of our investments may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

A substantial portion of our assets are, and we believe are likely to continue to be, classified for accounting purposes as “available-for-sale.” Changes in the market values of those assets will be directly charged or credited to stockholders’ equity. As a result, a decline in values may reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale security is considered by our Manager to be other than temporary, such decline will reduce earnings.

A decline in the market value of our assets may adversely affect us particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we would have to sell the assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to stockholders.

Further, credit facility providers may require us to maintain a certain amount of cash invested or to set aside unlevered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. In the event that we are unable to meet these contractual obligations, our financial condition could deteriorate rapidly.

Market values of our investments may decline for a number of reasons, such as causes related to changes in prevailing market rates, increases in defaults, increases in voluntary prepayments for those investments that we have that are subject to prepayment risk, and widening of credit spreads.

Some of our portfolio investments are recorded at fair value as determined by our Manager and, as a result, there is uncertainty as to the value of these investments.

Some of our portfolio investments are, and we believe are likely to continue to be, in the form of securities that have limited liquidity or are not publicly traded. The fair value of securities and other investments that have limited liquidity or are not publicly traded may not be readily determinable. We value these investments quarterly at fair value as determined by our Manager. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

Changes in interest rates could negatively affect the value of our investments, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.

We invest in mortgage loans and mortgage-backed securities and other fixed-rate debt investments. Under a normal yield curve, an investment in these instruments will decline in value if interest rates increase. We also invest in floating rate debt investments, for which decreases in interest rates may have a negative effect on value. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.

In particular, a significant risk associated with our investment in mortgage loans and mortgage-backed securities and other fixed-rate debt investments is the risk that both long-term and short-term interest rates will increase significantly. If rates were to increase significantly, the market value of these securities would decline and, with respect to mortgage-backed securities, the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on short term borrowings we may enter into in order to finance the purchase of these investments.

Our assets include leveraged loans, high yield securities and common and preferred equity securities, each of which has greater risks of loss than secured senior loans and, if those losses are realized, it could adversely affect our earnings, which could adversely affect our cash available for distribution to our stockholders.

Our assets include leveraged loans, high yield securities and marketable and non-marketable common and preferred equity securities, each of which involves a higher degree of risk than senior secured loans. First, the leveraged loans and high yield securities may not be secured by mortgages or liens on assets. Even if secured, these leveraged loans and high yield securities may have higher loan-to-value ratios than a senior secured loan. Furthermore, our right to payment and the security interest may be subordinated to the payment rights and security interests of the senior lender. Therefore, we may be limited in our ability to enforce our rights to collect these loans and to recover any of the loan balance through a foreclosure of collateral.

Certain of these leveraged loans and high yield securities may have an interest-only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the loan. In this case, a borrower’s ability to repay its loan may be dependent upon a liquidity event that will enable the repayment of the loan.

In addition to the above, numerous other factors may affect a company’s ability to repay its loan, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. A deterioration in a company’s financial condition and prospects may be accompanied by deterioration in the collateral for the high yield securities and leveraged loans. Losses on our high yield securities and leveraged loans could adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders.

In addition, marketable and non-marketable common and preferred equity securities may also have a greater risk of loss than senior secured loans since such investments are subordinate to debt of the issuer and are not secured by property underlying the investment.

Prepayments can adversely affect the yields on our investments.

In the case of residential mortgage loans, there are seldom any restrictions on borrowers’ abilities to prepay their loans. Homeowners tend to prepay mortgage loans faster when interest rates decline. Consequently, owners of the loans have to reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, homeowners tend not to prepay mortgage loans when interest rates increase. Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates. This volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage on our mortgage-backed securities portfolio and may result in reduced earnings or losses for us and negatively affect the cash available for distribution to our stockholders.

The yield of our other assets may be affected by the rate of prepayments differing from our projections. Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. If we are unable to invest the proceeds of such prepayments received, the yield on our portfolio will decline. In addition, we may acquire assets at a discount or premium and if the asset does not repay when expected, our anticipated yield may be impacted. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.

The mortgage loans we invest in and the mortgage loans underlying the mortgage and asset-backed securities we invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.

Commercial real estate loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

Residential mortgage loans are secured by single-family residential property and are subject to risks of delinquency, foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of God, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans. Asset-backed securities are bonds or notes backed by loans and/or other financial assets. The ability of borrowers to repay these loans or other financial assets is dependent upon the income or assets of these borrowers.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. RMBS evidence interests in or are secured by pools of residential mortgage loans and CMBS evidence interests in or are secured by a single commercial mortgage loan or a pool of commercial real estate loans. Accordingly, the mortgage-backed securities we invest in are subject to all of the risks of the underlying mortgage loans.

In the future we may invest in RMBS backed by non-prime or sub-prime residential mortgage loans which are subject to higher delinquency, foreclosure and loss rates than prime residential mortgage loans which could result in losses to us.

Non-prime and sub-prime residential mortgage loans are made to borrowers who have poor or limited credit histories and as a result they do not qualify for traditional mortgage products. Because of the poor, or lack of, credit history, non-prime and sub-prime borrowers have a materially higher rate of delinquencies and foreclosure and loss rates compared to prime credit quality borrowers. There is limited history with respect to the performance of RMBS backed by residential mortgage loans over various economic cycles. Investments in non-prime and sub-prime RMBS backed by sub-prime or non-prime residential mortgage loans have higher risk than investments in RMBS backed by prime residential mortgage loans. We may realize credit losses if we invest in RMBS backed by sub-prime and non-prime residential mortgage loans because such RMBS are subject to all of the risks of the underlying sub-prime and non-prime residential mortgage loans.

All, or a significant portion, of our investment portfolio is invested in non-agency RMBS and non-conforming residential mortgage loans.

A significant portion of our investment portfolio consists of non-agency RMBS and non-conforming residential mortgage loans. Agency backed securities include RMBS which represent the entire ownership interest in pools of residential mortgage loans secured by residential real property and are guaranteed as to principal and interest by federally chartered entities such as Fannie Mae and Freddie Mac and, in the case of Ginnie Mae, by the U.S. government. Non-agency RMBS are not guaranteed by Fannie Mae, Freddie Mac, Ginnie Mae, or the U.S. government; rather their ratings are assigned by nationally recognized rating agencies such as Moody’s and Standard & Poor’s. Non-agency RMBS have a higher risk of loss than do agency RMBS. We may realize credit losses on our investment in non-agency RMBS.

We expect that a material portion of our investment portfolio of residential mortgage loans and RMBS will consist of, or in the case of RMBS be backed by, non-conforming residential mortgage loans. We expect that the residential mortgage loans will be non-conforming due to non-credit factors including, but not limited to, the fact that the (i) mortgage loan amounts exceed the maximum amount for such mortgage loan to qualify as a conforming mortgage loan, and (ii) underwriting documentation for the mortgage loan does not meet the criteria for qualification as a conforming mortgage loan. Non-conforming residential mortgage loans may have higher risk of delinquency and foreclosure and losses than conforming mortgage loans. We may realize credit losses on our investment in non-conforming residential mortgage loans and RMBS backed by non-conforming residential mortgage loans.

Our investment portfolio of residential mortgage loans, residential mortgage-backed securities, commercial real estate loans, and commercial real estate mortgage-backed securities may have material geographic concentrations.

We have material geographic concentrations related to investments in residential mortgage loans and RMBS. We expect that over 60% of our investment portfolio of residential mortgage loans and RMBS will consist of properties located in California, New York, New Jersey, Florida, Virginia and Texas. We have material geographic concentrations related to investments in commercial real estate loans and CMBS. We expect that over 60% of our investment portfolio of commercial real estate loans and CMBS will consist of properties located in New York, California, Arizona, Florida and Hawaii. The risk of foreclosure and losses are likely to be correlated between our residential and our commercial real estate investments and the correlation may be exacerbated by our geographic concentrations. We may realize credit losses on our residential and commercial real estate mortgage loan and mortgage-backed securities because of our geographic concentrations and the correlation of foreclosure and losses between our residential and commercial real estate investments.

Our investments in subordinated commercial mortgage-backed securities are generally in the “second loss” position and therefore subject to losses.

In general, losses on an asset securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, and then by the “first loss” subordinated security holder and then by the “second loss” subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage-backed securities, the securities in which we invest may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to us. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to economic downturns or individual issuer developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgages underlying mortgage-backed securities to make principal and interest payments may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities.

Our investments in senior unsecured REIT securities are subject to specific risks relating to the particular REIT issuer of the securities and to the general risks of investing in subordinated real estate related securities, which may result in losses to us.

Our investments in REIT securities involve special risks relating to the particular REIT issuer of the securities, including the financial condition and business outlook of the issuer. REITs generally are required to invest substantially in operating real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed in this Annual Report on Form 10-K. Our investments in REIT securities are also subject to the risks described above with respect to mortgage loans and mortgage-backed securities and similar risks, including (i) risks of delinquency and foreclosure, and risks of loss in the event thereof, (ii) the dependence upon the successful operation of and net income from real property, (iii) risks generally incident to interests in real property, and (iv) risks that may be presented by the type and use of a particular commercial property. REIT securities are generally unsecured and may also be subordinated to other obligations of the issuer.

We may also invest in REIT securities that are rated below investment grade. As a result, investments in REIT securities are also subject to risks of: (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the prior claims of banks and other senior lenders to the issuer, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest premature redemption proceeds in lower yielding assets, (v) the possibility that earnings of the REIT issuer may be insufficient to meet its debt service and dividend obligations and (vi) the declining creditworthiness and potential for insolvency of the issuer of such REIT securities during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding REIT securities and the ability of the issuers thereof to repay principal and interest or make distributions to our stockholders.

Our dependence on the management of other entities may adversely affect our business.

We do not control the management, investment decisions or operations of the enterprises in which we have invested. Management of those enterprises may decide to change the nature of their assets, or management may otherwise change in a manner that is not satisfactory to us. We have no ability to affect these management decisions and we may have only limited ability to dispose of our investments.

Our due diligence may not reveal all of an entity’s liabilities and may not reveal other weaknesses in its business.

Before making an investment in a business entity, we assess the strength and skills of the entity’s management and other factors that we believe will determine the success of the investment. In making the assessment and otherwise conducting due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. Against this background, there can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful.

A prolonged economic slowdown, a recession or declining real estate values could impair our investments and harm our operating results.

Many of our investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses in our investments and a decrease in revenues, net income and assets. An economic slowdown or recession, in addition to other non-economic factors such as an excess supply of properties, could have a material negative impact on the values of both commercial real estate and residential real estate properties. If residential and/or commercial real estate property values decrease materially it may cause borrowers to default on their mortgages or negotiate more favorable terms and conditions on their mortgages. As a result, we may realize losses related to foreclosures or to the restructuring of our mortgage loans, and the mortgage loans we own that back the mortgage-backed securities, in our investment portfolio. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

Many of our investments are illiquid and we may not be able to vary our portfolio in response to changes in economic and other conditions.

The securities that we purchase in connection with privately negotiated transactions are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. A majority of the mortgage-backed securities that we purchase are traded in private, unregistered transactions and are therefore subject to restrictions on resale or otherwise have no established trading market. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Furthermore, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed with material non-public information regarding such business entity.

We are exposed to environmental liabilities with respect to properties to which we take title.

In the course of our business, we may take title to real estate, and, if we do take title, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, and investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases, at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

Risks Related to our Organization and Structure

Our ability to make future distributions may be affected by, and the amount of such distributions may be reduced by, among other factors, a change in the return on our investments, our operating expense levels and certain restrictions imposed by Maryland law.

As a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders, determined without regard to the deduction for dividends paid and excluding net capital gain. Our ability to make and sustain cash distributions is based on many factors, including the return on our investments, operating expense levels and certain restrictions imposed by Maryland law. Some of the factors are beyond our control and a change in any such factor could affect our ability to make future distributions to our stockholders or reduce the amount of such distributions. No assurance can be given as to our ability to make distributions to our stockholders.

The terms of our indebtedness may restrict our ability to make future distributions and impose limitations on our current and future operations.

In June 2005, we entered into a $275 million secured credit facility that expires on June 15, 2006 with affiliates of J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. as agents, joint bookrunners, arrangers and lenders under that facility. The credit facility contains, and any future indebtedness may also contain, a number of restrictive covenants that impose operating restrictions on us, including restrictions on our ability to make distributions to stockholders. The credit facility includes covenants restricting our ability to:

•       incur or guarantee additional debt, other than secured debt incurred in the course of our business consistent with current operations;

•       create or incur liens, other than liens relating to secured debt permitted to be incurred;

•       engage in mergers, acquisitions and sales of substantially all of our assets;

•       make loans, acquisitions or investments, other than investments made in the course of our business consistent with current operations;

•       pay dividends, or make certain redemptions and repurchases, with respect to capital stock;

•       create limitations on the ability of our subsidiaries to make dividends or distributions to us; and

•       engage in transactions with affiliates.

In addition, the facility also includes financial covenants, including requirements that we:

•       maintain a consolidated net worth of at least $675 million plus an amount equal to 75% of the proceeds of subsequent equity issuances; and

•       not exceed a leverage ratio of 12.5 to 1.

With respect to our ability to make distributions to our stockholders, the credit facility limits the amount of distributions we may make to 100% of our taxable income (which, as defined, is expected at all times to exceed our calculation of taxable income for REIT compliance purposes, as it is computed without giving effect to net operating loss carryforwards and nonrecurring items, including, but not limited to, stock-based compensation expense and bad debt write-offs). The facility also prohibits distributions in the event of certain defaults under that agreement, including: failure to pay principal or interest under the facility and other material indebtedness as and when due; breaches of representations, warranties and covenants; defaults under other material indebtedness; events of insolvency; unpaid judgments in excess of $25 million; certain events relating to benefit plans subject to ERISA; the failure of our Manager to continue as our Manager and remain affiliated with KKR; our failure to maintain our status as a REIT; and any change in control (such defaults subject in certain cases to grace periods). As a result, these limitations, and limitations imposed by any future financing agreements, may adversely affect our ability to make future distributions to our stockholders or may reduce the amount of such distributions. No assurance can be given as to our ability to make distributions to our stockholders.

In addition, the operating and financial restrictions in our credit facility and any future financing agreements may adversely affect our ability to engage in our current and future operations. Specifically, these restrictions may limit our ability to incur additional indebtedness, including indebtedness that may be required to meet our short-term liquidity needs such as for the payment of distributions. A breach of any of the restrictive covenants in our credit facility could result in a default under the facility. If any such default occurs, in addition to the limitations on distributions described above, the lenders under the facility may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, enforce their security interest or require us to apply all of our available cash to repay these borrowings. Those lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings.

Our Investment Company Act exemption limits our investment discretion and loss of the exemption would adversely affect us and negatively affect the market price of shares of our common stock and the ability to make distributions to our stockholders.

We believe that we currently are not, and we intend to operate our company so that we will not be regulated as, an investment company under the Investment Company Act because we are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Specifically, we are required to invest at least 55% of our assets in “qualifying real estate assets”; (that is, mortgage loans, RMBS and CMBS that represent the entire ownership in a pool of mortgage loans and other qualifying interests in real estate), and at least an additional 25% of our assets in RMBS, CMBS and other “real estate-related assets” or additional qualifying real estate assets.

We will need to monitor our assets to ensure that we continue to satisfy the percentage tests. Although we believe that it should not be difficult to maintain at least 80% of our assets in real estate-related assets, the requirement that at least 55% of our assets constitute qualifying real estate assets is more limiting. For example, our ability to invest in privately issued mortgage-backed securities for which we do not own all of the securities issued and with respect to which we do not obtain the right to foreclose on the related mortgage loans is limited because these securities do not constitute qualifying investments for the 55% test, even if they are treated more favorably under the REIT tax rules. Maintaining our exemption from regulation as an investment company under the Investment Company Act limits our ability to invest in assets that otherwise would meet our investment strategies.

If we fail to qualify for this exemption, we could not operate our business efficiently under the regulatory scheme imposed on investment companies under the Investment Company Act. Accordingly, we could be required to restructure our activities. For example, if the market value of our investments in equity securities were to increase by an amount that resulted in less than 55% of our assets being invested in mortgage loans or other qualifying real estate assets, we might have to sell equity securities in order to qualify for exemption under the Investment Company Act. The sale could occur under adverse market conditions. In addition, our Manager may terminate its management agreement with us if we fail to qualify for this exemption.

Rapid changes in the values of our mortgage-backed securities and other real estate related investments may make it more difficult for us to maintain our REIT status or exemption from the Investment Company Act.

If the market value or income potential of our mortgage-backed securities and other real estate related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT status or exemption from the Investment Company Act. If the decline in real estate asset values and /or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of many of our non-real estate assets. We may have to make investment decisions that we otherwise would not make absent the REIT and Investment Company Act considerations.

Maryland takeover statutes may prevent or make difficult a change of control of our company that could be in the interests of our stockholders.

Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares. We are subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting shares, or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and special stockholder voting requirements on these combinations. We have, by resolution, however, exempted business combinations between us and any person, provided that such business combination is first approved by our board of directors, from the provisions of the Maryland Business Combination Act. Consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations between us and any person described above if approved by our board of directors. We have determined to opt out of the so-called “control share” provisions of the MGCL that provide that “control shares” of a Maryland corporation (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares. We may in the future, however, elect to become subject to the control share provisions of the MGCL. The “unsolicited takeover” provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not yet have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of our company under the circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-current market price. We have no present plans to classify our board.

Our charter and bylaws contain provisions that may inhibit potential acquisition bids that our stockholders may consider favorable, and the market price of our common stock may be lower as a result.

Our charter and bylaws contain provisions that may have an anti-takeover effect and inhibit a change in our board of directors. These provisions include the following:

•       There are ownership limits and restrictions on transferability and ownership in our charter. In order to qualify as a REIT for each taxable year after 2004, not more than 50% of the value of our outstanding stock may be owned, directly or constructively, by five or fewer individuals during the second half of any calendar year and our shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. To assist us in satisfying these tests, subject to some exceptions, our charter generally prohibits any stockholder from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of any class or series of our outstanding capital stock. This restriction may:

•        discourage a tender offer or other transactions or a change in the composition of our board of directors or control that might involve a premium price for our shares or otherwise be in the best interests of our stockholders; and

•        result in shares issued or transferred in violation of such restrictions being automatically transferred to a trust for a charitable beneficiary and thereby resulting in a forfeiture of owning the additional shares.

•       Our charter permits our board of directors to issue preferred stock with terms that may discourage a third party from acquiring us. Our charter permits our board of directors to amend the charter to increase the total number of authorized shares of stock or the number of shares of any class or series and to issue preferred stock, and to classify or reclassify authorized but unissued shares of our stock having preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption as determined by our board. Thus, our board could authorize the issuance of preferred stock with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price of our shares.

•       Our charter and bylaws contain other possible anti-takeover provisions that may have the effect of delaying, deferring or preventing a change in control of us or the removal of existing directors and, as a result, could prevent our stockholders from being paid a premium for their common stock over the then-prevailing market price.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit their recourse in the event of actions not in their best interests.

Our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•       actual receipt of an improper benefit or profit in money, property or services; or

•       a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

In addition, our charter authorizes us to obligate our company to indemnify our present and former directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each present or former director or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

Tax Risks

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities or engage in marginal investment opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forgo attractive business or investment opportunities or engage in marginal investment opportunities. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

The prohibited transactions tax will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were able to sell or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures we utilize for our securitization transactions even though such sales or structures might otherwise be beneficial to us.

It may be possible to reduce the impact of the prohibited transaction tax and the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests by conducting certain activities, holding non-qualifying REIT assets or engaging in CDO or CLO transactions through our subsidiaries that are taxable REIT subsidiaries, subject to certain limitations as described below. To the extent that we engage in such activities through taxable REIT subsidiaries, the income associated with such activities may be subject to full corporate income tax.

We may be subject to the prohibited transactions tax on the loans we sold or will sell to our CLO issuers if the Internal Revenue Service challenges our characterization of those transactions.

We have sold certain loans to our CLO issuers, including KKR Financial CLO 2005-1, Ltd. and KKR Financial CLO 2005-2, Ltd. We believe that such loans have not been held by us primarily for sale to customers in the ordinary course of our trade or business, and we do not believe that the prohibited transactions tax applies to the sales of such loans. There can be no complete assurance, however, that the Internal Revenue Service, or IRS, will not successfully assert a contrary position, in which case we would be subject to the prohibited transactions tax on the gain from the sale of such loans, which would reduce our distributions to you.

Certain of our financing activities may subject us to U.S. federal income tax.

It is possible that certain of our financing activities, such as securitizations, may result in treatment of us or a portion of our assets as a “taxable mortgage pool” for U.S. federal income tax purposes. As a result, although the law on the matter is unclear, we might be taxable at the highest corporate income tax rate on a portion of the income arising from a taxable mortgage pool that is allocable to the percentage of our stock held by “disqualified organizations,” which are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from unrelated business taxable income. We expect that disqualified organizations will own our stock. Because this tax would be imposed on us, all of our investors, including investors that are not disqualified organizations, would bear a portion of the tax cost associated with the classification of us or a portion of our assets as a taxable mortgage pool. We may, in our discretion, elect to conduct financing activities that otherwise would result in our treatment as a taxable mortgage pool through KKR TRS Holdings, Inc., our domestic taxable REIT subsidiary. In such case, we would not be subject to the special REIT rules regarding taxable mortgage pools but taxable income associated with such financing activities would be subject to federal, state and local income tax.

Failure to qualify as a REIT would subject us to U.S. federal income tax, which would reduce the cash available for distribution to our stockholders.

We operate, and intend to continue to operate, in a manner that is intended to cause us to qualify as a REIT for U.S. federal income tax purposes commencing with our short taxable year ended on December 31, 2004. The U.S. federal income tax laws governing REITs are extremely complex, however, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we have operated and intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year.

If we fail to qualify as a REIT in any calendar year, we would be required to pay U.S. federal income tax on our taxable income. We might need to borrow money or sell assets in order to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we could not re-elect REIT status until the fifth calendar year following the year in which we failed to qualify.

Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our stockholders.

In order to qualify as a REIT, an entity must distribute annually to its stockholders, each calendar year, at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that a REIT satisfies the 90% distribution requirement, but distributes less than 100% of its taxable income, it will be subject to federal corporate income tax on its undistributed income. In addition, a REIT will incur a 4% nondeductible excise tax on the amount, if any, by which its distributions in any calendar year are less than the sum of:

•       85% of its REIT ordinary income for that year;

•       95% of its REIT capital gain net income for that year; and

•       100% of its undistributed taxable income from prior years.

We intend to pay out our REIT taxable income to our stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax. There is, however, no requirement that domestic taxable REIT subsidiaries distribute their after-tax net income to their parent REIT or their stockholders, and our domestic taxable REIT subsidiary may determine not to make any distributions to us.

Our taxable income may substantially exceed our net income as determined based on GAAP because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, referred to as phantom income. Although some types of phantom income are excluded in determining the 90% distribution requirement, we will incur corporate income tax and the 4% nondeductible excise tax with respect to any phantom income items if we do not distribute those items on an annual basis. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. In that event, we may be required to use cash reserves, incur debt or liquidate non-cash assets at rates or times that we regard as unfavorable in order to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.

Ownership limitations and certain provisions of our charter may restrict a change of control in which our stockholders might receive a premium for their shares.

In order for us to qualify as a REIT, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year (other than our first REIT taxable year). “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. In order to preserve our REIT status, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of any class or series of the outstanding shares of our capital stock.

The ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. Our charter and bylaws and Maryland law contain a number of additional provisions that also could deter such a transaction.

Our ownership of and relationship with our taxable REIT subsidiaries will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We can not assure you that we will be able to comply with the 20% value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions. KKR TRS Holdings, Inc., as a domestic taxable REIT subsidiary, pays federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us, but is not required to be distributed to us.

Our stockholders may receive lower distributions because KKR TRS Holdings, Inc. will likely retain its earnings.

As a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders, determined without regard to the deduction for dividends paid and excluding net capital gain. The earnings of a taxable REIT subsidiary are subject to the distribution requirement only to the extent they are included in the parent REIT’s income. The earnings of KKR TRS Holdings, Inc. and any other domestic taxable REIT subsidiary, will be included in our income only to the extent they make distributions to us. There is no requirement that KKR TRS Holdings, Inc. distribute its earnings to us. In addition, we anticipate that KKR TRS Holdings, Inc. will likely, but is not required to, retain its after-tax earnings, subject to our complying with the rule that no more than 20% of the value of our assets may consist of stock or securities of one or more taxable REIT subsidiaries. We are, however, required to include in income, on a current basis, the earnings of our CDO and CLO issuers that have elected to be taxable REIT subsidiaries, such as KKR Financial CLO 2005-1, Ltd., KKR Financial CLO 2005-2, Ltd., KKR Financial CDO 2005-1, Ltd. and KKR Financial CLO 2006-1, Ltd. Because we anticipate that KKR TRS Holdings, Inc. will retain its after-tax earnings, our stockholders may receive lower distributions from us.

We may lose our REIT status if the IRS successfully challenges our characterization of our income from our CLO and CDO issuers.

We intend to treat certain income inclusions received with respect to our equity investments in CDOs and CLOs, including equity investments in CLO issuers, such as KKR Financial CLO 2005-1, Ltd., KKR Financial CLO 2005-2, Ltd., KKR Financial CDO 2005-1, Ltd. and KKR Financial CLO 2006-1, Ltd., as qualifying income for purposes of the 95% gross income test but not the 75% gross income test. Because there is no clear precedent with respect to the qualification of such income for purposes of the REIT gross income tests, no assurance can be given that the IRS will not assert a contrary position. In the event that such income was determined not to qualify for the 95% gross income test, we could be subject to a penalty tax with respect to such income to the extent it exceeds 5% of our gross income or we could fail to qualify as a REIT.

If our CLO and CDO issuers that are taxable REIT subsidiaries are subject to federal income tax at the entity level, it would greatly reduce the amounts those entities would have available to distribute to us and that we would have available to pay their creditors.

Our CLO and CDO issuers KKR Financial CLO 2005-1, Ltd., KKR Financial CLO 2005-2, Ltd., KKR Financial CDO 2005-1, Ltd. and KKR Financial CLO 2006-1, Ltd., which have elected to be taxable REIT subsidiaries, are organized as Cayman Islands companies. There is a specific exemption from federal income tax for non-U.S. corporations that restrict their activities in the United States to trading stock and securities (or any activity closely related thereto) for their own account whether such trading (or such other activity) is conducted by the corporation or its employees through a resident broker, commission agent, custodian or other agent. We intend that KKR Financial CLO 2005-1, Ltd., KKR Financial CLO 2005-2, Ltd., KKR Financial CDO 2005-1, Ltd., KKR Financial CLO 2006-1, Ltd. and any other of our CLO and CDO issuers that are taxable REIT subsidiaries will rely on that exemption or otherwise operate in a manner so that they will not be subject to federal income tax on their net income at the entity level. If the IRS were to succeed in challenging that tax treatment, it could greatly reduce the amount that those CLO and CDO issuers would have available to distribute to us and to pay to their creditors.

The taxation of corporate dividends may adversely affect the value of our common stock.

The Jobs and Growth Tax Relief Reconciliation Act of 2003, among other things, generally reduced to 15% the maximum marginal rate of tax payable by domestic noncorporate taxpayers on dividends received from a regular C corporation for tax years 2003 through 2008. This reduced tax rate does not apply, however, to dividends paid to domestic noncorporate taxpayers by a REIT on its stock, except for certain limited amounts. Although the earnings of a REIT that are distributed to its stockholders are generally subject to less federal income taxation than earnings of a non-REIT C corporation that are distributed to its stockholders net of corporate level income tax, this legislation could cause domestic noncorporate investors to view the stock of regular C corporations as more attractive relative to the stock of a REIT than was the case prior to the enactment of the legislation, because the dividends from regular C corporations are now generally taxed at a lower rate while dividends from REITs are generally taxed at the same rate as the domestic noncorporate taxpayer’s ordinary income. The more favorable tax rates applicable to regular corporate dividends could cause domestic noncorporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Complying with REIT requirements may limit our ability to hedge effectively.

The existing REIT provisions of the Internal Revenue Code substantially limit our ability to hedge mortgage loans and mortgage-backed securities and related borrowings. Under these provisions, our annual gross income from qualifying hedges of our borrowings, together with any other income not generated from qualifying real estate assets, is limited to 25% or less of our gross income. In addition, we must limit our aggregate gross income from non-qualifying hedges, fees and certain other non-qualifying sources to 5% or less of our annual gross income. As a result, we might in the future have to limit our use of advantageous hedging techniques or implement those hedges through KKR TRS Holdings, Inc. This could increase the cost of our hedging activities or leave us exposed to greater risks associated with changes in interest rates than we would otherwise want to bear.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

Item 1B.               UNRESOLVED STAFF COMMENTS

None.

Item 2.                      PROPERTIES

Our principal executive offices are located in San Francisco, California and are provided by our Manager in accordance with the Management Agreement.

Item 3.                      LEGAL PROCEEDINGS

At December 31, 2005, there were no material pending legal proceedings to which we were a party or to which any of our property was subject.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2005.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NYSE under the symbol “KFN.”  On March 24, 2006, the closing price of our common stock, as reported on the NYSE, was $22.50. The following table sets forth the high and low sale prices for our common stock for the period indicated as reported on the NYSE:

	Sales Price
Quarter Ended	High	Low
June 30, 2005 (from June 24, 2005)	25.07	24.00
September 30, 2005	25.01	21.55
December 31, 2005	24.18	20.71

As of March 24, 2006, we had 80,374,061 issued and outstanding shares of common stock that were held by 19 holders of record. The 19 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock.

Distributions

We generally need to distribute at least 90% of our net taxable income each year (subject to certain adjustments) so that we can qualify as a REIT under the Internal Revenue Code. Up to 20% of the value of a REIT’s assets may consist of investments in the securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary, such as KKR TRS Holdings, Inc., may retain its taxable income, and its earnings are subject to the 90% distribution requirement only to the extent the domestic taxable REIT subsidiary actually distributes its earnings to the REIT. However, a foreign taxable REIT subsidiary, such as KKR Financial CLO 2005-1, Ltd., KKR Financial CLO 2005-2, Ltd., KKR Financial CDO 2005-1, Ltd., and KKR Financial CLO 2006-1, Ltd., generally is deemed to distribute its earnings to the REIT on an annual basis for federal income tax purposes, and its earnings are subject to the 90% distribution requirement, regardless of whether it actually distributes its earnings.

Subject to the distribution requirements referred to above, we intend, to the extent practicable, to invest substantially all of the proceeds from repayments, sales and refinancings of our assets in real estate-related assets and other assets. We may, however, under certain circumstances, make a distribution of capital or of assets.  Such distributions, if any, will be made at the discretion of our board of directors. Distributions will be made in cash to the extent that cash is available for distribution.

The actual amount and timing of distributions will be at the discretion of our board of directors and may not be in even amounts throughout our fiscal year.

The following table shows the distributions relating to our 2005 fiscal year:

Record Date	Payment Date	Cash Distribution Declared per Share
April 5, 2005	April 18, 2005	$0.25
June 21, 2005	August 2, 2005	$0.40
November 16, 2005	November 30, 2005	$0.32
February 15, 2006	February 28, 2006	$0.40

Item 6.                        SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data is derived from our audited consolidated financial statements for the year ended December 31, 2005 and for the period ended December 31, 2004.  You should read the selected financial data together with the more detailed information contained in the consolidated financial statements and associated notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31, 2005	Period from August 12, 2004 (inception) through December 31, 2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net Investment Income:
Total investment income	$399,929	$8,122
Interest expense	(279,718)	(975)
Provision for loan losses	(1,500)	—
Net investment income	118,711	7,147
Other income (loss):
Total other income (loss)	7,560	(488)
Non-investment expenses:
Related party management compensation	50,791	11,222
Professional services	4,121	901
Loan servicing expense	5,143	—
Insurance expenses	975	335
Directors expenses	1,071	341
Other general and administrative expenses	5,945	797
Total non-investment expenses	68,046	13,596
Net income (loss) before income tax expense (benefit)	58,225	(6,937)
Income tax expense (benefit)	3,144	(228)
Net income (loss)	$ 55,081	$ (6,709)
Net income (loss) per common share:
Basic	$ 0.93	$ (0.17)
Diluted	$ 0.92	$ (0.17)
Weighted-average number of common shares outstanding:
Basic	58,998	39,796
Diluted	60,087	39,796
Distributions declared per common share	$ 0.97	—

	As of December 31, 2005	As of December 31, 2004
	(in thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$16,110	$7,219
Restricted cash and cash equivalents	80,223	1,321
Securities available-for-sale, $5,910,399 and $1,484,222 pledged as collateral as of December 31, 2005 and 2004, respectively	6,149,506	1,651,280
Loans, net of allowance for loan losses of $1,500 and 0 as of December 31, 2005 and 2004, respectively	8,846,341	682,757
Total assets	15,290,540	2,347,340
Total borrowings	13,363,838	1,586,149
Total liabilities	13,635,394	1,590,592
Total stockholders’ equity	1,655,146	756,748
Book value per share	$20.59	$18.46

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where the context suggests otherwise, the terms “we,” “us” and “our” refer to KKR Financial Corp. and its subsidiaries.

Executive Overview

We are a specialty finance company that invests in multiple asset classes and uses leverage to generate competitive leveraged risk-adjusted returns subject to maintaining our status as a REIT, and our exemption from regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Our objective is to provide competitive returns to our investors through a combination of dividends and capital appreciation. As part of our multi-asset class strategy, we seek to invest opportunistically in those asset classes that can generate competitive leveraged risk-adjusted returns. Investing in multiple asset classes does not, however, reduce or eliminate many of the risks associated with our investment portfolio such as geographic concentration risk, asset class concentration risk, market risk and credit risk. We currently make investments in the following asset classes: (i) residential mortgage loans and mortgage-backed securities; (ii) corporate loans and debt securities; (iii) commercial real estate loans and debt securities; (iv) asset-backed securities; and (v) marketable and non-marketable equity securities. We also make opportunistic investments in other asset classes from time to time. Our investment guidelines do not impose any limitations on the amount of our investments in any specific asset class, industry, or investment. Our income is generated primarily from the difference between the interest and dividend income earned on our investments and the cost of our borrowings, plus (i) realized and unrealized gains and losses our free-standing derivatives, (ii) realized gains and losses from the sales of investments, and (iii) fee income.

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

We completed our initial private placement of shares of our common stock on August 12, 2004, which generated net proceeds of approximately $755.5 million. We completed our initial public offering (“IPO”) of our common stock on June 29, 2005, which generated net proceeds of approximately $848.8 million. In the IPO we sold 37,500,000 shares of common stock at $24.00 per share. The IPO included 28,750 shares of common stock that were sold by existing stockholders. Our stock is listed on the New York Stock Exchange under the symbol “KFN” and began trading on June 24, 2005. On June 23, 2005 we effected a reverse stock split of our common stock at a ratio of one share of common stock for every two shares of common stock then outstanding. The accompanying consolidated financial statements have been adjusted to give effect to the reverse stock split for all periods presented.

We commenced our investment activities by funding our first investment on September 30, 2004. Assuming no material changes in market conditions or our business strategy, our objective is to have fully deployed our capital on a fully leveraged basis by the end of the second quarter of 2006. We used the proceeds from our IPO to reduce short-term borrowings and intend to fund future investments principally through borrowings until such time that we fully deploy our capital on a fully leveraged basis. Provided that market conditions and market opportunities are favorable, we may undertake to raise additional equity capital subsequent to the deployment of our existing capital and leverage.

Cash Distributions to Stockholders

Our total distributions for 2005, including a distribution for the fourth quarter that was declared on February 1, 2006, totaled $84.5 million.

Investment Portfolio

As of December 31, 2005, our investment portfolio totaled $15.0 billion, representing an increase of 552.2% from $2.3 billion as of December 31, 2004. As of December 31, 2005, our investment portfolio primarily consisted of residential mortgage loans and securities totaling $12.0 billion, corporate loans and securities totaling $2.4 billion, commercial real estate loans and securities totaling $604.0 million, and marketable equity securities consisting of preferred and common stock totaling $47.0 million. In addition, our investment portfolio includes investments in non-marketable equity securities totaling $52.5 million as of December 31, 2005.

Funding Activities

We have expanded our sources of funding during 2005. During 2005 we completed our IPO which generated net proceeds of $848.8 million. Consistent with 2004, our primary source of borrowed funding continues to be from repurchase agreements which totaled $9.8 billion, or 73% of our totaling borrowings as of December 31, 2005. Additionally, we closed two separate $1 billion collateralized loan transactions during 2005 from which $1.5 billion of senior secured notes were issued. We also closed our first asset-backed commercial paper conduit during 2005, from which we had $2.0 billion of secured liquidity notes outstanding as of December 31, 2005. We also entered into a $275 million 364-day secured revolving credit facility from which we had borrowed $54.0 million as of December 31, 2005.

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

Revenue Recognition

We account for interest income on our investments using the effective yield method. For investments purchased at par, the effective yield is the contractual coupon rate on the investment. Unamortized premiums and discounts on non-residential mortgage-backed securities are recognized in interest income over the contractual life, adjusted for actual prepayments, of the securities using the effective interest method. For securities representing beneficial interests in securitizations (i.e., residential mortgage-backed securities), unamortized premiums and discounts are recognized over the contractual life, adjusted for estimated prepayments and estimated credit losses of the securities using the effective interest method. Actual prepayment and credit loss experience is reviewed quarterly and effective yields are recalculated when differences arise between prepayments and credit losses originally anticipated compared to amounts actually received plus anticipated future prepayments.

Interest income on loans includes interest at stated coupon rates adjusted for accretion of purchase discounts and the amortization of purchase premiums. For corporate and commercial real estate loans, unamortized premiums and discounts are recognized in interest income over the contractual life, adjusted for actual prepayments, of the loans using the effective interest method. For residential mortgage loans, unamortized premiums and discounts are recognized over the contractual life, adjusted for estimated prepayments using the effective interest method.

As of December 31, 2005, unamortized purchase premiums and unaccreted purchase discounts on our investment portfolio totaled $42.8 million and $49.5 million, respectively.

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

Because we remeasure the amount of compensation costs associated with the unvested restricted common stock and unvested common stock options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our consolidated financial statements will change based on the estimated fair value of our common stock and this may result in earnings volatility. For the year ended December 31, 2005, share-based compensation totaled $30.2 million. As of December 31, 2005, substantially all of the non-vested common stock options and restricted common stock issued that is subject to SFAS No. 123(R) is subject to remeasurement. As of December 31, 2005, a $1 increase in the price of our common stock increases our future share-based compensation expense by approximately $3.0 million and this future share-based compensation expense would be recognized over the remaining vesting periods of our outstanding restricted common stock and common stock options. As of December 31, 2005, future unamortized share-based compensation totaled $41.7 million, of which $27.8 million, $11.2 million, and $2.7 million will be recognized in 2006, 2007, and 2008.

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

Accounting for Derivative Instruments and Hedging Activities

Our policies permit us to enter into derivative contracts, including interest rate swaps, interest rate corridors, interest rate swaptions, interest rate straddles, and credit and currency derivatives. We use interest rate derivatives to manage interest rate risk. We formally document relationships between our hedging instruments and our hedged transactions as of the inception date of the hedge, including (i) our risk management objective and hedge strategy, (ii) the risk that we are hedging, (iii) the hedging instruments, consisting of the derivative instruments that comprise the hedge, (iv) the hedged transaction, consisting of the recognized or forecasted transaction that we are hedging, (v) the method that we used to assess the hedge’s effectiveness on a retrospective and prospective basis, and (vi) the methodology that we will use to measure hedge ineffectiveness. On the date that we enter into an interest rate derivative transaction we designate the interest rate derivative as (i) a hedge of a forecasted transaction or of the variability of cash flows related to a recognized liability (“cash flow hedge”) or (ii) held for trading (“trading instrument”). Our interest rate swaptions are undesignated derivative contracts and accounted for as trading instruments, and our interest rate swap and interest rate corridor contracts are designated and accounted for as cash flow hedges. As of December 31, 2005, we have not entered into any interest rate derivative transactions that are designated as a hedge of the estimated fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”).

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

We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of December 31, 2005, the estimated fair value of our derivatives totaled $57.4 million. As of December 31, 2005, the estimated fair value of interest rate derivatives accounted for as cash flow hedges totaled approximately $55.6 million and the net change in unrealized gain on such cash flow hedges totaled approximately $45.6 million, which amount is recorded in accumulated other comprehensive income in the consolidated statements of changes in stockholders’ equity. During 2005 we purchased an interest rate corridor for a cost of $10.0 million which has an effective date of March 25, 2006 and a maturity date of January 25, 2009. The purchase price of the corridor will be amortized in accordance with SFAS No. 133 Implementation Issue No. G20, Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchase Option Used in a Cash Flow Hedge, and will result in an increase in interest expense of $2.2 million, $3.8 million, and $4.0 million in 2006, 2007, and 2008, respectively, exclusive of any payments we receive in connection with the corridor, if any.

Impairments

We evaluate our investment portfolio for impairment as of each quarter end or more frequently if we become aware of any material information that would lead us to believe that an investment may be impaired. We evaluate whether the investment is considered impaired and whether the impairment is other-than-temporary. If we make a determination that the impairment is other-than-temporary, we recognize an impairment loss equal to the difference between the amortized cost basis and the estimated fair value of the investment. We consider many factors in determining whether the impairment of an investment is other-than-temporary, including but not limited to the length of time the security has had a decline in estimated fair value below its amortized cost, the amount of the loss, the intent and our financial ability to hold the investment for a period of time sufficient for a recovery in its estimated fair value, recent events specific to the issuer or industry, external credit ratings and recent downgrades in such ratings. As of December 31, 2005, we had aggregate unrealized losses on our securities classified as available-for-sale of approximately $45.3 million, which if not recovered may result in the recognition of future losses. As of December 31, 2005, $36.9 million of the aggregate unrealized losses were associated with investments rated Aaa by Moody’s and AAA by Standard and Poor’s.

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

Currently, our residential mortgage loans are relatively homogeneous and the adequacy of the allowance for loan losses is based on a review of relevant factors including, but not limited to, estimated fair values, industry statistics, current economic conditions, loan portfolio composition, delinquency trends and credit losses realized to-date on underlying loans. Because our mortgage loan portfolio is not seasoned, we review these factors for similar portfolios of mortgage loans that have comparable FICO® scores, loan-to-value ratios (“LTV”), loan balances, and geographical diversity and that were originated through similar mortgage banking channels, and we use this information when assessing the adequacy of the allowance for loan losses. Our investments in commercial real estate mortgage loans and corporate loans are not homogeneous and we individually review each of the loans for impairments and use relevant information in our analysis, including current estimated fair values, current valuation multiples, projected operating cash flow and projected liquidation cash flows.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is required to be adopted by the Company in the first quarter of 2006. We do not expect that the adoption of SFAS No. 154 will have a material effect on our consolidated financial statements.

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be adopted by the Company in the first quarter of 2006. We do not expect that the adoption of FSP 115-1 will have a material effect on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. Key provisions of SFAS No. 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of SFAS No. 133 (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with SFAS No. 133. We do not expect that the adoption of SFAS No. 155 will have a material effect on our consolidated financial statements.

Results of Operations

Year ended December 31, 2005 compared to period from August 12, 2004 (Inception) through December 31, 2004

Summary

Our net income for the year ended December 31, 2005 totaled $55.1 million (or $0.92 per diluted share) as compared to a net loss of $6.7 million (or $0.17 per diluted share) for the period from inception through December 31, 2004. During the year ended December 31, 2005, our investment portfolio increased by 552.2% from $2.3 billion as of December 31, 2004 to $15.0 billion as of December 31, 2005.

Net Investment Income

The following table presents the components of our net investment income for the year ended December 31, 2005 and for period from August 12, 2004 (inception) through December 31, 2004:

Comparative Net Investment Income Components
(Amounts in thousands)

	For the year ended December 31, 2005	For the period from August 12, 2004 (inception) through December 31, 2004
Investment Income:
Residential mortgage loans and securities interest income	$281,985	$2,041
Corporate loans and securities interest income	95,852	1,895
Commercial real estate loans and securities interest income	19,284	689
Other interest income	3,335	3,197
Common and preferred stock dividend income	3,421	296
Net premium/discount (amortization) accretion	(3,948)	4
Total investment income	399,929	8,122
Interest Expense:
Repurchase agreements interest expense	237,985	975
Collateralized loan obligation senior secured notes interest expense	28,269	—
Asset-backed secured liquidity notes interest expense	8,065	—
Secured revolving credit facility interest expense	245	—
Demand loan interest expense	1,430	—
Other interest expense	803	—
Interest rate swaps interest expense, net	2,921	—
Total interest expense	(279,718)	(975)
Provision for loan losses	(1,500)	—
Net investment income	$118,711	$7,147

As presented in the table above, our net investment income increased by $111.6 million in 2005 compared to 2004. The change from 2004 to 2005 is primarily attributable to the increase in our investment portfolio during 2005. As of December 31, 2005, we held $15.0 billion in investments in loans and securities available-for-sale and had borrowings outstanding totaling $13.4 billion. Additionally, we recorded a provision for loans losses of $1.5 million during the year ended December 31, 2005. In comparison, as of December 31, 2004, investments in loans and securities available-for-sale totaled $2.3 billion and borrowings outstanding totaled $1.6 billion. In addition, the results for 2004 reflect less than a full year since we commenced operations on August 12, 2004.

Other Income

The following table presents the components of other income for the year ended December 31, 2005 and the period from August 12, 2004 (inception) through December 31, 2004:

Comparative Other Income Components
(Amounts in thousands)

	For the year ended December 31, 2005	For the period from August 12, 2004 (inception) through December 31, 2004
Net realized and unrealized gain (loss) on derivatives and foreign exchange:
Interest rate swaptions	$(424)	$(28)
Interest rate swaps	758	—
Credit default swaps	(259)	(417)
Total rate of return swaps	755	—
Foreign exchange contracts	2,211	(125)
Foreign exchange translation	(2,928)	—
Total realized and unrealized gain (loss) on derivatives and foreign exchange	113	(570)
Net realized gain on investments	4,117	75
Fee and other income	3,330	7
Total other income (loss)	$7,560	$(488)

As presented in the table above, other income totaled $7.6 million for the year ended December 31, 2005 as compared to a loss of $0.5 million for the period from August 12, 2004 (inception) through December 31, 2004. The increase in total other income from prior period is primarily attributable to increased investment activity in 2005 and as previously noted, since we commenced operations on August 12, 2004, 2004 results reflect less than a full year.

Non-Investment Expenses

The following table presents the components of non-investment expenses for the year ended December 31, 2005 and for period from August 12, 2004 (inception) through December 31, 2004:

Comparative Non-Investment Expense Components
(Amounts in thousands)

	For the year ended December 31, 2005	For the period from August 12, 2004 (inception) through December 31, 2004
Related party management compensation:
Base management fees	$20,982	$5,112
Share-based compensation	29,809	6,110
Related party management compensation	50,791	11,222
Professional services	4,121	901
Loan servicing expense	5,143	—
Insurance expense	975	335
Directors expenses	1,071	341
General and administrative expenses	5,945	797
Total non-investment expenses	$68,046	$13,596

As presented in the table above, our non-investment expenses increased by $54.5 million for the year ended December 31, 2005 compared to the period from August 12, 2004 (inception) through December 31, 2004. The increase in non-investment expenses from prior period is primarily attributable to our growth in 2005 and as previously noted; we commenced operations on August 12, 2004 and therefore 2004 results reflect less than a full year of operations. The significant components of non-investment expense are described below.

Management compensation to related parties consists of base management fees payable to our Manager pursuant to the Management Agreement, and share-based compensation related to restricted common stock and common stock options granted to our Manager. The base management fee payable was calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times “equity” as defined in the Management Agreement. Our Manager is also entitled to an incentive fee provided that our quarterly “net income,” as defined in the Management Agreement, before the incentive fee exceeds a defined return hurdle. We did not exceed the applicable hurdle during either the year ended December 31, 2005 or the period from August 12, 2004 (inception) through December 31, 2004; accordingly, no incentive fee was earned or paid.

General and administrative expenses consist of expenses incurred by our Manager on our behalf that are reimbursable to our Manager pursuant to the Management Agreement. We expect that our general and administrative expenses will continue to increase as our investment portfolio continues to increase. Professional services expenses consist of legal, accounting and other professional services. We expect that our recurring professional services expenses will continue to increase as our investment portfolio continues to increase. Loan servicing expense consists of fixed servicing fees paid to third-party servicers. We expect that loan servicing expense will continue to increase as our residential loan portfolio continues to increase.

Income Tax Provision

We have elected to be taxed as a REIT and intend to continue to comply with the provisions of the Code with respect thereto. Accordingly, we are not subject to federal income tax to the extent that our distributions to stockholders satisfy the REIT requirements and certain asset, income and ownership tests, and recordkeeping requirements are fulfilled. Even though we qualify for federal taxation as a REIT, we may be subject to some amount of federal, state, local and foreign taxes based on our taxable income and we have provided for such taxes in the amount of $0.5 million for the year ended December 31, 2005.

KKR TRS Holdings, Inc., our domestic taxable REIT subsidiary, is taxed as a regular subchapter C corporation under the provisions of the Code. KKR TRS Holdings, Inc. was formed to make, from time to time, certain investments that would not be REIT qualifying investments if made directly by us, and to earn income that would not be REIT qualifying income if earned directly by us. For the year ended December 31, 2005, KKR TRS Holdings, Inc. had pre-tax net income of $6.0 million and the provision for income taxes totaled $2.6 million. As of December 31, 2005, KKR TRS Holdings, Inc. had an income tax liability of $2.4 million.

KKR Financial CLO 2005-1, Ltd., KKR Financial CLO 2005-2, Ltd., KKR Financial CDO 2005-1, Ltd., and KKR Financial CLO 2006-1, Ltd., are foreign taxable REIT subsidiaries that were established to facilitate securitization transactions structured as secured financing transactions. They are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. Therefore, despite their status as taxable REIT subsidiaries, they generally will not be subject to corporate income tax on their earnings, and no provisions for income taxes for the year ended December 31, 2005 were recorded; however, we will generally be required to include their current taxable income in our calculation of REIT taxable income.

Financial Condition

Summary

The tables below summarize the carrying value, amortized cost, and estimated fair value of our investment portfolio as of December 31, 2005 and 2004, classified by interest rate type. Carrying value is the value that investments are recorded on our consolidated balance sheets and is estimated fair value for securities and amortized cost for loans held for investment and the lower of amortized cost or market value for loans held for sale. Estimated fair values set forth in the tables below are based on dealer quotes and/or nationally recognized pricing services.

The table below summarizes our investment portfolio as of December 31, 2005 classified by interest rate type:

Investment Portfolio
(Amounts in thousands)

	Carrying Value	Amortized Cost	Estimated Fair Value	Portfolio Mix % by Fair Value
Floating Rate:
Residential ARM Loans	$2,175,929	$2,175,929	$2,163,932	14.5%
Residential ARM Securities	3,375,434	3,369,763	3,375,434	22.6
Corporate Loans	1,872,277	1,872,277	1,886,372	12.6
Corporate Debt Securities	279,280	277,030	279,280	1.9
Commercial Real Estate Loans	486,096	486,096	485,775	3.3
Commercial Real Estate Debt Securities	63,032	63,168	63,032	0.4
Total Floating Rate	8,252,048	8,244,263	8,253,825	55.3
Hybrid Rate:
Residential Hybrid ARM Loans	4,252,893	4,252,893	4,224,234	28.3
Residential Hybrid ARM Securities	2,162,404	2,197,020	2,162,404	14.5
Total Hybrid Rate	6,415,297	6,449,913	6,386,638	42.8
Fixed Rate:
Corporate Loans	25,000	25,000	25,000	0.2
Corporate Debt Securities	202,474	202,748	202,474	1.4
Commercial Real Estate Loans	35,646	35,646	35,657	0.2
Commercial Real Estate Debt Securities	19,880	19,833	19,880	0.1
Total Fixed Rate	283,000	283,227	283,011	1.9
Total	$14,950,345	$14,977,403	$14,923,474	100.0%

The table above excludes marketable equity securities with a fair value of $47.0 million and amortized cost of $47.2 million, and non-marketable equity securities with a fair value of $52.5 million and amortized cost of $52.5 million as of December 31, 2005. As of December 31, 2005, the aggregate amortized cost value of the Company’s investment portfolio exceeded the aggregate fair value of its portfolio by $54.1 million and, as of the same date, the Company had unrealized gains totaling $45.6 million related to its cash flow hedges, as defined under SFAS No. 133. As of December 31, 2005, the aggregate net unamortized purchase discount related to the Company’s investment portfolio was $6.7 million.

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

Asset Quality

2005 Hurricanes

During the third quarter of 2005, the Gulf Coast region of the United States was severely impacted by Hurricanes Katrina and Rita. Our principal source of exposure to the hurricanes is through properties collateralizing our residential mortgage loans. As of December 31, 2005, no losses have been realized from the effects of the hurricanes. Based on our expectation that losses will be realized from the hurricanes, we have recorded a provision for loan losses of $1.3 million related to our residential mortgage loan portfolio. We do not believe that the hurricanes have had a material impact on our corporate or commercial real estate loan portfolio.

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

Securities Available-for-Sale

The following table summarizes the amortized cost of our debt investment securities portfolio by investment class stratified by Moody’s and Standard & Poor’s ratings category as of December 31, 2005:

Investment Securities
(Amounts in thousands)

Ratings Category	Residential ARM Securities	Residential Hybrid ARM Securities	Corporate Debt Securities	Commercial Real Estate Debt Securities	Total
Aaa/AAA	$3,310,370	$2,134,333	$—	$—	$5,444,703
Aa1/AA+ through Aa3/AA-	21,497	28,274	—	—	49,771
A1/A+ through A3/A-	15,498	17,916	—	—	33,414
Baa1/BBB+ through Baa3/BBB-	10,998	8,566	41,537	38,491	99,592
Ba1/BB+ through Ba3/BB-	4,714	3,622	150,719	25,000	184,055
B1/B+ through B3/B-	2,856	2,064	153,483	—	158,403
Caa1/CCC+ and lower	—	—	107,357	8,337	115,694
Non-Rated	3,830	2,245	26,682	11,173	43,930
Total	$3,369,763	$2,197,020	$479,778	$83,001	$6,129,562

The following table shows the amortized cost of our debt investment securities portfolio by investment class stratified by Moody’s and Standard & Poor’s ratings category as of December 31, 2004:

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

Loans

Our residential mortgage loan portfolio totaled $6.4 billion as of December 31, 2005 and $0.2 billion as of December 31, 2004. As of December 31, 2005 and December 31, 2004, we did not own any real estate properties that we had acquired through foreclosure. The weighted average original FICO® score and weighted average original LTV ratio of our residential ARM loan portfolio were 737 and 67.2%, respectively, as of December 31, 2005. As of December 31, 2004, the weighted average original FICO® score and weighted average LTV ratio of our residential ARM loan portfolio were 744 and 63.5%, respectively. As of December 31, 2005, our residential ARM loan investment portfolio did not have any material concentrations in investor owned properties, multi-unit housing properties, condominium properties and/or cooperative properties. A material portion of our residential ARM loans are non-conforming mortgage loans, not due to credit quality, but because the mortgage loans have balances that exceed the maximum balances necessary to qualify as a conforming mortgage loan.

During the year ended December 31, 2005, we recorded a provision for loan losses of $1.5 million related to our residential mortgage loan portfolio. For the year ended December 31, 2005 we had no charge-offs and none of our residential mortgage loans were in foreclosure. Of the $1.5 million provision for loan losses recorded during the year ended December 31, 2005, $1.3 million was recorded during the third quarter of 2005 in response to Hurricanes Katrina and Rita. As of December 31, 2005, no losses have been realized on mortgage loans located in the regions affected by the hurricanes. As of December 31, 2005, we believe that we are adequately reserved for losses inherent in our residential mortgage loan portfolio as of that date. As of December 31, 2004, we had not recorded an allowance for loan losses for our residential mortgage loan portfolio.

The following table summarizes the delinquency statistics of residential mortgage loans as of December 31, 2005 (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
30 to 59 days	82	$31,049
60 to 89 days	11	3,427
90 days or more	6	1,589
In foreclosure	—	—
Total	99	$36,065

No residential mortgage loans were delinquent as of December 31, 2004.

Our corporate loan portfolio totaled $1.9 billion as of December 31, 2005 and $0.4 billion as of December 31, 2004. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of first and second lien loans, mezzanine loans and bridge loans. As of December 31, 2005 and December 31, 2004, none of the corporate loans in our investment portfolio were delinquent. We performed an allowance for loan losses analysis as of December 31, 2005 and December 31, 2004, and we have made the determination that no allowance for loan losses was required for our corporate loan portfolio as of December 31, 2005 or December 31, 2004.

The following table summarizes the amortized cost of our corporate loans portfolio stratified by Moody’s and Standard & Poor’s ratings category as of December 31, 2005 and December 31, 2004:

Corporate Loans
(Amounts in thousands)

Ratings Category	As of December 31, 2005	As of December 31, 2004
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA-	—	—
A1/A+ through A3/A-	—	—
Baa1/BBB+ through Baa3/BBB-	2,000	—
Ba1/BB+ through Ba3/BB-	638,693	216,822
B1/B+ through B3/B-	1,127,400	182,815
Caa1/CCC+ and lower	21,410	—
Non-Rated	107,774	—
Total	$1,897,277	$399,637

Our commercial real estate loan portfolio totaled $521.7 million and $50.0 million as of December 31, 2005 and December 31, 2004, respectively. Our commercial real estate loan portfolio consists of senior, mezzanine, and bridge loans that are secured by commercial real estate. As of December 31, 2005 none of the commercial real estate loans in our investment portfolio were delinquent.

We performed an allowance for loan losses analysis as of December 31, 2005 and December 31, 2004, and we have made the determination that no allowance for loan losses was required for our commercial real estate loan portfolio as of December 31, 2005 or December 31, 2004.

The following table summarizes the amortized cost of our commercial real estate loans portfolio stratified by Moody’s and Standard & Poor’s ratings category as of December 31, 2005 and December 31, 2004:

Commercial Real Estate Loans
(Amounts in thousands)

Ratings Category	As of December 31, 2005	As of December 31, 2004
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA-	—	—
A1/A+ through A3/A-	—	—
Baa1/BBB+ through Baa3/BBB-	—	—
Ba1/BB+ through Ba3/BB-	60,929	—
B1/B+ through B3/B-	74,853	—
Caa1/CCC+ and lower	50,000	50,000
Non-Rated	335,960	—
Total	$521,742	$50,000

Asset Repricing Characteristics

Summary

The table below summarizes the repricing characteristics of our investment portfolio as of December 31, 2005 and December 31, 2004, and is classified by interest rate type:

Investment Portfolio
(Amounts in thousands)

	As of December 31, 2005		As of December 31, 2004
	Amortized Cost	Portfolio Mix	Amortized Cost	Portfolio Mix
Floating Rate:
Residential ARM Loans	$2,175,929	14.5%	$233,120	10.1%
Residential ARM Securities	3,369,763	22.5	1,581,824	68.8
Corporate Loans	1,872,277	12.5	394,387	17.1
Corporate Debt Securities	277,030	1.9	16,578	0.7
Commercial Real Estate Loans	486,096	3.2	50,000	2.2
Commercial Real Estate Debt Securities	63,168	0.4	12,000	0.5
Total Floating Rate	8,244,263	55.0	2,287,909	99.4
Hybrid Rate:
Residential Hybrid ARM Loans	4,252,893	28.4	—	—
Residential Hybrid ARM Securities	2,197,020	14.7	—	—
Total Hybrid Rate	6,449,913	43.1	—	—
Fixed Rate:
Corporate Loans	25,000	0.2	5,250	0.2
Corporate Debt Securities	202,748	1.4	8,000	0.4
Commercial Real Estate Loans	35,646	0.2	—	—
Commercial Real Estate Debt Securities	19,833	0.1	—	—
Total Fixed Rate	283,227	1.9	13,250	0.6
Total	$14,977,403	100.0%	$2,301,159	100.0%

The table above excludes marketable equity securities with a fair value of $47.0 million and amortized cost of $47.2 million, and non-marketable equity securities with a fair value of $52.5 million and amortized cost of $52.5 million as of December 31, 2005.

Residential ARM Securities

As of December 31, 2005, substantially all of our residential ARM securities were comprised of one-month LIBOR floating rate securities that reprice monthly and were subject to a weighted average maximum net interest rate of 11.63% which is materially above the then current weighted average net coupon of 4.62%. Our repricing risk on our portfolio of residential ARM securities increases materially if interest rates continue to increase to a level where the weighted average coupon rate approaches the weighted average maximum net interest rate of 11.63% because the weighted average coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average maximum interest rate of 11.63%.

Residential Hybrid ARM Securities

As of December 31, 2005, all of our residential hybrid ARM securities had underlying mortgage loans that were originated as 5/1 hybrid ARM loans. As of December 31, 2005, we owned 100% of the securities that represent 100% of the beneficial interest in the 5/1 hybrid ARM loans underlying our portfolio of hybrid ARM securities. When the underlying residential hybrid mortgage loans convert from fixed rate to floating rate, the underlying mortgage loans will have an interest rate based on one-year LIBOR or one-year constant maturity treasury index, or CMT, depending upon if the underlying mortgage loan is a LIBOR- or CMT-based mortgage loan. On the date that the residential hybrid ARM loans convert from a fixed rate to a floating rate loan, which we refer to as the roll date, our portfolio of residential hybrid ARM loans will have a weighted average coupon that is the sum of (i) the post-roll date index, and (ii) the weighted average post-roll date net margin. As of December 31, 2005 all of the mortgage loans underlying our residential hybrid ARM securities had a post-roll date index reset frequency of one year with 35% based on six-month or one-year LIBOR and 65% based on one-year CMT. Our repricing risk on our portfolio of residential hybrid ARM loans increases materially if interest rates continue to increase to a level where, subsequent to the roll date, the weighted average net coupon rate approaches the weighted average post roll date maximum net interest rate of 9.43% because the post roll date weighted average net coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average post roll date maximum net interest rate or 9.43%. The weighted average coupon on the portfolio of residential hybrid securities is 4.13% as of December 31, 2005. As of December 31, 2005, the weighted average months until roll date for the mortgage loans underlying our residential hybrid ARM securities was 36. We did not own any residential hybrid ARM securities as of December 31, 2004.

Residential ARM Loans

As of December 31, 2005, all of our residential ARM loans were comprised of one-month LIBOR floating rate loans that reprice monthly and were subject to a weighted average maximum net interest rate of 11.9%, which is well above the then current weighted average net coupon of 5.05%. Our repricing risk on our portfolio of residential ARM loans increases materially if interest rates continue to increase to a level where the weighted average net coupon rate approaches the weighted average maximum interest rate of 11.9% because the weighted average coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average maximum interest rate of 11.9%.

Residential Hybrid ARM Loans

As of December 31, 2005, all of our residential hybrid ARM loans were originated as either 3/1 or 5/1 hybrid ARM loans. When the loans convert from fixed rate to floating rate, the underlying mortgage loans will have an interest rate based on one-year LIBOR or one-year CMT. On the date that the residential hybrid ARM loans convert from a fixed rate to a floating rate loan, which we refer to as the roll date, our portfolio of residential hybrid ARM loans will have a weighted average coupon that is the sum of (i) the post-roll date index, and (ii) the weighted average post-roll date net margin. As of December 31, 2005 all of our residential hybrid ARM loans had a post-roll date index reset frequency of one-year with 43% based on six-month or one-year LIBOR and 57% based on one-year CMT. Our repricing risk on our portfolio of residential hybrid ARM loans increases materially if interest rates continue to increase to a level where, subsequent to the roll date, the weighted average net coupon rate approaches the weighted average post-roll date maximum net interest rate of 10.1% because the post-roll date weighted average net coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average post-roll date maximum net interest rate or 10.13%. The weighted average net coupon on the portfolio of residential hybrid loans is 4.85% as of December 31, 2005. As of December 31, 2005, the weighted average months until roll date for the mortgage loans underlying our residential hybrid ARM securities was 44. We did not own any residential hybrid ARM loans as of December 31, 2004.

Corporate Loans and Securities

All of our floating rate corporate loans and securities have index reset frequencies of less than twelve months with the majority of the loans resetting at least quarterly. The weighted average coupon on our floating rate corporate loans and securities was 7.12% and 4.93% as of December 31, 2005 and December 31, 2004, respectively. As of December 31, 2005 and December 31, 2004, the weighted average years to maturity of our floating rate corporate loans and securities was 6.3 years and 6.0 years, respectively.

As of December 31, 2005, our fixed rate corporate debt securities had a weighted average coupon of 10.58% and a weighted average years to maturity of 8.7 years, as compared to 7.49% and 7.3 years, respectively, as of December 31, 2004.

Commercial Real Estate Loans and Securities

All of our floating rate commercial real estate loans and securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate commercial real estate loans and securities was 8.70% and 5.60% as of December 31, 2005 and December 31, 2004, respectively. As of December 31, 2005 and December 31, 2004, the weighted average years to maturity of our floating rate commercial real estate loans and securities was 3.7 years and 5.7 years, respectively.

As of December 31, 2005, our fixed rate commercial real estate loans and securities had a weighted average coupon of 7.95% and a weighted average years to maturity of 7.7 years. We had no investments in fixed rate commercial real estate loans or securities as of December 31, 2004.

Portfolio Purchases

We purchased $15.6 billion par amount of investments during the year ended December 31, 2005. For the period from August 12, 2004 (inception) through December 31, 2004 we purchased $2.3 billion par amount of investments.

The table below summarizes our investment portfolio purchases for the periods indicated and includes the par amount, or face amount, of the securities and loans that were purchased:

Investment Portfolio Purchases
(Amounts in thousands)

	Year ended December 31, 2005		Period from August 12, 2004 (inception) through December 31, 2004
	Par Amount	%	Par Amount	%
Securities:
Residential ARM Securities	$2,918,325	18.7%	$1,604,594	69.1%
Residential Hybrid ARM Securities	2,935,532	18.8	—	—
Corporate Debt Securities	557,820	3.6	24,500	1.1
Commercial Real Estate Debt Securities	85,671	0.6	12,000	0.5
Total Securities Principal Balance	6,497,348	41.7	1,641,094	70.7
Loans:
Residential ARM Loans	2,172,771	13.9	229,855	9.9
Residential Hybrid ARM Loans	4,547,632	29.2	—	—
Corporate Loans	1,870,849	12.0	400,774	17.3
Commercial Real Estate Loans	493,129	3.2	50,000	2.1
Total Loans Principal Balance	9,084,381	58.3	680,629	29.3
Grand Total Principal Balance	$15,581,729	100.0%	$2,321,723	100.0%

The table above excludes purchases of $28.3 million (purchase cost) of marketable equity securities during the year ended December 31, 2005 and $31.2 million during the period from August 12, 2004 (inception) through December 31, 2004. Purchases of $52.5 million of non-marketable equity securities are also excluded from the table above. The investments in non-marketable securities consist of four private equity transactions where we co-invested with one or more private equity funds affiliated with KKR on a pari passu basis.

During the year ended December 31, 2005, we purchased $5.9 billion of securities in connection with five securitization transactions backed by $4.5 billion of residential hybrid ARM loans and $1.4 billion of residential ARM loans. In each of the five securitization transactions, we purchased all of the securities issued, including the subordinate classes. Included in the $5.9 billion of securities purchased, were $0.4 billion of loans we contributed to the securitization transactions, resulting in a net purchase of $5.5 billion of securities. Of the $5.9 billion of securities purchased, approximately 96% were rated AAA by Standard & Poor’s. Each of the special-purpose entities that issued the securities are not considered qualifying special-purpose entities as defined by SFAS No. 140 and are treated as variable interest entities under FIN 46R. We have determined that we are the primary beneficiary of each of the special purpose entities that issued the securities; accordingly, we have recorded these investments as loans and not securities on our Consolidated Balance Sheet.

In addition to the five securitization transactions previously described, during September 2005, we securitized $959.2 million of residential ARM loans and retained all of the securities issued in the securitization transaction, including the subordinate classes. While we retained all of the securities from this transaction, the loans transferred in this securitization are owned by a special purpose entity and the loans are not available to us, our creditors or our stockholders. Of the $959.2 million of securities issued, approximately $908.8 million, or 95%, were rated AAA by Standard & Poor’s. Even though we transferred the loans to a separate bankruptcy-remote legal entity, we did not account for the transaction as a sale as the securitization transaction did not meet the criteria for sales treatment under SFAS No. 140. Accordingly, we did not record a gain or loss in connection with the securitization transaction and have accounted for the transferred assets as loans on our Consolidated Balance Sheet.

During January 2006, we invested $40 million in a series of  corporate floating rate notes which were rated BB by Standard and Poor’s and were issued by an unaffiliated third party. KKR Financial Advisors II, LLC (“KFA II”), a wholly-owned subsidiary of our Manager, is the collateral manager for the unaffiliated third party in connection with this corporate floating rate note transaction.

Stockholders’ Equity

Our stockholders’ equity at December 31, 2005 and December 31, 2004 totaled $1.7 billion and $756.7 million, respectively. Included in our stockholders’ equity as of December 31, 2005 and December 31, 2004, is accumulated other comprehensive income totaling $18.3 million and $1.7 million, respectively.

Our average stockholders’ equity and return on average stockholders’ equity for the year ended December 31, 2005 were $1.3 billion and 4.5%, respectively. Return on average stockholders’ equity is defined as net income divided by weighted average stockholders’ equity. Our weighted average stockholders’ equity and return on average equity for the period from August 12, 2004, the date we commenced operations, through December 31, 2004, were $756.1 million and (2.3%), respectively. Our weighted average stockholders’ equity for the period from July 7, 2004 (date of incorporation) through December 31, 2004, is not considered meaningful, as substantive operations did not begin until August 12, 2004.

Our book value per fully diluted share as of December 31, 2005 and December 31, 2004 was $20.59 and $18.46, respectively, and is computed based on 80,374,061 and 41,004,492 shares issued and outstanding as December 31, 2005 and December 31, 2004, respectively.

On April 5, 2005, our board of directors authorized a cash distribution of $0.25 per share to stockholders of record on April 5, 2005. This distribution was paid on April 18, 2005. The aggregate amount of the distribution, $10.3 million, exceeded net income for the quarter by $4.2 million.

On June 21, 2005, our board of directors declared a cash distribution for the quarter ended June 30, 2005 on our common stock to stockholders of record on June 21, 2005. On July 21, 2005, our board of directors set the amount of the cash distribution at $0.40 per share, paid on August 2, 2005. The aggregate amount of the distribution, $16.4 million, exceeded net income for the quarter by $7.9 million.

On November 2, 2005, our board of directors declared a cash distribution of $0.32 per share for the quarter ended September 30, 2005 to stockholders of record on November 16, 2005. The distribution was paid on November 30, 2005. The aggregate amount of the distribution, $25.7 million, exceeded net income for the quarter by $7.3 million.

On February 1, 2006, our board of directors declared a cash distribution of $0.40 per share for the quarter ended December 31, 2005 to stockholders of record on February 15, 2006. The distribution was paid on February 28, 2006. The aggregate amount of the distribution, $32.1 million, exceeded net income for the quarter by $10.1 million.

Liquidity and Capital Resources

We manage our liquidity with the intention of providing the continuing ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. As of December 31, 2005 and December 31, 2004, we had unencumbered assets totaling $810.4 million and $580.0 million, respectively, consisting of unpledged investments, cash and cash equivalents, and other assets. We also have the ability to borrow additional amounts related to certain of our encumbered assets.

We believe that our liquidity level is in excess of that necessary to sufficiently enable us to meet our anticipated liquidity requirements including, but not limited to, funding our purchases of investments, required cash payments and additional collateral under our borrowings and our derivative transactions, required periodic cash payments related to our derivative transactions, payment of fees and expenses related to our Management Agreement, payment of general corporate expenses and general corporate capital expenditures and distributions to our stockholders. As of December 31, 2005, we owed our Manager $3.7 million for the payment of management fees and reimbursable expenses pursuant to the Management Agreement.

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

Sources of Funds

Our sources of funding have consisted of the net proceeds from our August 2004 private placement of common stock and our June 2005 IPO of common stock of $755.5 million and $848.8 million, respectively. During the period from August 12, 2004 (Inception) through December 31, 2004, our primary source of funding after our August 2004 private placement consisted of borrowings under repurchase agreements. During the year ended December 31, 2005, our sources of borrowed funding consisted of borrowings under repurchase agreements and securitization transactions structured as secured financings. Our securitization transactions are accounted for as secured borrowings under SFAS No. 140. The securitization transactions we have utilized for secured financings have consisted of CLOs and asset-backed secured liquidity notes.

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

Securitization Transactions

On March 30, 2005, we closed KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), a $1.0 billion collateralized loan obligation transaction that provides us with secured financing for investments consisting of corporate loans and certain other loans and securities. The investments that are owned by CLO 2005-1 secure the CLO 2005-1 senior, mezzanine, and subordinate notes payable, and as a result, those investments are not available to us, our creditors or stockholders. CLO 2005-1 issued a total of $773.0 million of senior secured notes at par to investors and we retained $148.0 million of rated mezzanine notes and $85.5 million of unrated subordinated notes. The rated mezzanine notes consist of $64.0 million rated A2/A, $64.0 million rated Baa3/BBB-, $15.0 million rated Ba2/BB-, and $5.0 million rated B2/B-. All of the notes issued mature on April 26, 2017; however, we have the right to call the notes at par any time after April 2008.

The manager for CLO 2005-1 is KFA II. As compensation for the performance of its obligations under the collateral management agreement, KFA II is entitled to receive a senior collateral management fee of 0.15% per annum based on the aggregate principal amount of certain collateral, as calculated on a quarterly basis pursuant to the terms of the indenture. KFA II, in its sole and absolute discretion, may elect to defer or permanently waive payment of all or any portion of the foregoing fees on any related payment date. KFA II has elected to permanently waive the senior collateral management fees from March 30, 2005 through April 26, 2006 and has advised us that it intends, but is not legally obligated, to waive such fees in the future until such time that our capital is fully deployed. There can be no assurances that KFA II will waive the senior collateral management fees for any period(s) subsequent to April 26, 2006.

On September 30, 2005, we closed a $5.0 billion asset-backed secured liquidity note facility. This facility provides us with an alternative source of funding our residential mortgage-backed securities by issuing asset-backed secured liquidity notes that are rated A-1+, P-1, and F1+, by Standard and Poor’s, Moody’s and Fitch Inc, respectively. Issuances of asset-backed secured liquidity notes are recorded as borrowings on our Consolidated Balance Sheet. At December 31, 2005, we had $2.0 billion of asset-backed secured liquidity notes outstanding.

On November 3, 2005, we closed KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”) our second $1.0 billion collateralized loan obligation transaction that provides us with secured financing for investments consisting of corporate loans and certain other loans and securities. The investments that are owned by CLO 2005-2 collateralize the CLO 2005-2 debt, and as a result, those investments are not available to us, our creditors or stockholders. CLO 2005-2 issued a total of $752.0 million of senior secured notes, including $150.0 million of senior delayed draw notes, at par to investors and we retained $168.0 million of rated mezzanine notes and $98.5 million of unrated subordinate notes. The rated mezzanine notes consist of $64.0 million rated A2/A, $64.0 million rated Baa2/BBB-, $30.0 million rated Ba2/BB-, and $10.0 million rated B2/B-. All of the notes issued mature on November 26, 2017; however, we have the right to call the notes at par any time after November 2009.

The manager for CLO 2005-2 is KFA II. As compensation for the performance of its obligations under the collateral management agreement, KFA II is entitled to receive a senior collateral management fee of 0.15% per annum based on the aggregate principal amount of certain collateral, as calculated on a quarterly basis pursuant to the terms of the indenture. KFA II, in its sole and absolute discretion, may elect to defer or permanently waive payment of all or any portion of the foregoing fees on any related payment date. KFA II has elected to permanently waive the senior collateral management fees from November 3, 2005 through May 26, 2006 and has advised us that it intends, but is not legally obligated, to waive such fees in the future until such time that our capital is fully deployed. There can be no assurances that KFA II will waive the senior collateral management fees for any period(s) subsequent to May 26, 2006.

In preparation for future securitization transactions, during the year ended December 31, 2005 we formed KKR Financial CDO 2005-1, Ltd. (“CDO 2005-1”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), and KKR Financial CLO 2006-2, Ltd. (“CLO 2006-2”). These entities will be used to provide secured financing principally for the purchase of corporate and commercial real estate loans and securities. CLO 2006-1 has executed a $500.0 million warehouse facility, in the form of a repurchase agreement. At December 31, 2005, there was $117.7 million outstanding under the repurchase facility that bears interest at a rate of 30-day LIBOR plus 0.65%. Additionally, CLO 2006-1 had $76.1 million outstanding under a separate repurchase agreement from the repurchase facility as of December 31, 2005. CDO 2005-1 has executed a $300.0 million warehouse facility, in the form of a repurchase agreement. At December 31, 2005 there was $263.8 million outstanding under this facility that bears interest at a rate of 30-day LIBOR plus 1.10%. CLO 2006-2 has executed a $450.0 million warehouse facility, in the form of a repurchase agreement. At December 31, 2005 there were no borrowings outstanding under this facility, any borrowings would bear interest at a rate of 30-day LIBOR plus 0.65%.

Repurchase Agreements

As of December 31, 2005, we had $9.8 billion outstanding on repurchase facilities with ten counterparties with a weighted average effective rate of 4.47% and a weighted average remaining term to maturity of 24 days. Because we borrow under repurchase agreements based on the estimated fair value of its pledged investments, and because changes in interest rates can negatively impact the valuation of our pledged investments, our ongoing ability to borrow under our repurchase facilities may be limited and our lenders may initiate margin calls in the event interest rates change or the value of our pledged securities decline as a result of adverse changes in interest rates or credit spreads.

At December 31, 2005, we had repurchase agreements with the following counterparties (amounts in thousands):

Counterparty(2)	Amount At Risk(1)	Weighted Average Maturity (Days)	Weighted Average Interest Rate
Banc of America Securities LLC.	$4,122	25	4.44%
Bear Stearns & Co. Inc.	191,755	24	4.46
Citigroup Global Markets Ltd	63,773	25	4.44
Credit Suisse First Boston LLC.	27,325	27	4.43
Deutsche Bank AG.	126,994	18	5.47
J. P. Morgan Chase Bank, N.A	61,461	25	4.43
Lehman Brothers Holdings Inc.	22,317	25	4.43
Merrill Lynch, Pierce, Fenner & Smith Inc.	45,461	30	4.43
Morgan Stanley & Co. Inc.	255,534	22	4.52
UBS Financial Services Inc.	14,314	3	4.34
Total	$813,056

Notes:

(1)          Computed as an amount equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)          Counterparty includes subsidiaries and affiliates of each counterparty listed.

Secured Credit Facility

During June 2005, we entered into a $275 million secured credit facility that matures on June 15, 2006, with affiliates of J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. as agents, joint bookrunners, arrangers and lenders under that facility. Participants in the secured credit facility include J.P. Morgan Chase Bank, N.A., Citicorp North America, Inc., and Bank of America, N.A. Among other things, the facility limits the amount of distributions we may make to 100% of our taxable income computed without giving effect to net operating loss carryforwards and nonrecurring items (including, but not limited to, stock- based compensation expense and bad debt write-offs), prohibits distributions in the event of certain defaults under the credit facility and specifies negative covenants as to our leverage and net worth. Outstanding borrowings under our new credit facility will bear interest at either (i) an alternate base rate per annum equal to the greater of (a) the prime rate in effect on such day, and (b) the federal funds effective rate in effect on such day plus  1/2 of 1% or (ii) an interest rate per annum equal to the rate of 30-day LIBOR for such interest period multiplied by a Statutory Reserve Rate (as defined in such credit facility), plus 1%. As of December 31, 2005, we had $54.0 million of borrowings outstanding under this facility.

Capital Utilization and Leverage

As of December 31, 2005 and December 31, 2004, we had stockholders’ equity totaling $1.7 billion and $756.7 million, respectively, and our leverage was 8.1 times and 2.1 times, respectively.

As of December 31, 2005, we believe that we have sufficient capital to increase borrowings significantly before becoming capital or leverage constrained.

Off-Balance Sheet Commitments

As of December 31, 2005, we had committed to purchase corporate loans with aggregate commitments totaling $61.5 million. In a typical corporate loan or commercial real estate loan syndication, there is a delay between the time we are informed of our allocable portion of such loan and the actual funding of such loan.

As of December 31, 2005, we had purchased or participated in corporate loan delayed draw transactions with aggregate commitments totaling $72.9 million. In a delayed draw transaction, we have made available to the borrower a stated amount to be drawn as needed within a specified future period of time.

Contractual Obligations

The table below summarizes our contractual obligations as of December 31, 2005. The table below excludes accrued interest expenses, contractual commitments related to our derivatives, and the Management Agreement that we have with our Manager because those contracts do not have fixed and determinable payments:

Contractual Obligations
(Amounts in thousands)

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 years
Repurchase agreements	$9,303,622	$9,303,622	$—	$—	$—
CLO 2005-1 senior secured notes	773,000	—	—	—	773,000
CLO 2005-2 senior secured notes	727,000	—	—	—	727,000
CDO 2005-1 repurchase agreements	263,801	263,801	—	—	—
CLO 2006-1 repurchase agreements	193,835	193,835	—	—	—
Demand loan	40,511	40,511	—	—	—
Secured revolving credit facility	54,000	54,000	—	—	—
Asset-backed secured liquidity notes	2,008,069	2,008,069	—	—	—
Operating leases	15,408	1,132	3,102	2,817	8,357
Total	$13,379,246	$11,864,970	$3,102	$2,817	$1,508,357

REIT Matters

As of December 31, 2005, we believe that we qualified as a REIT under the provisions of the Code. The Code requires that at the end of each calendar quarter at least 75% of our total assets must be “real estate assets” as defined in the Code. The Code also requires that each year at least 75% of our gross income come from real estate sources and 95% of our gross income come from real estate sources and certain other passive sources itemized in the Code, such as dividends and interest. As of December 31, 2005, we believe that we were in compliance with such requirements. As of December 31, 2005, we also believe that we met all of the REIT requirements regarding the ownership of our common stock and the distributions of our taxable income.

To maintain our status as a REIT for federal income tax purposes, we are required to declare dividends amounting to at least 90% of our taxable income for each year. In addition, for each taxable year, to avoid certain federal excise taxes, we are required to declare and pay dividends amounting to certain designated percentages of our taxable income by the end of such taxable year. For the period covered by our calendar year 2005 federal tax return, we met all of the distribution requirements of a REIT. Because we expect to make distributions based on taxable income, we expect that our distributions may at times be more or less than our reported earnings computed in accordance with GAAP.

Total taxable income and REIT taxable income are non-GAAP financial measurements, and do not purport to be an alternative to reported net income (loss) determined in accordance with GAAP as a measure of operating performance or to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Total taxable income is the aggregate amount of taxable income generated by us and by our domestic and foreign taxable REIT subsidiaries. REIT taxable income excludes the undistributed taxable income of our domestic taxable REIT subsidiary, which is not included in REIT taxable income until distributed to us. There is no requirement that our domestic taxable REIT subsidiary distribute its earnings to us. REIT taxable income, however, includes the taxable income of our foreign taxable REIT subsidiaries because we will generally be required to recognize and report their taxable income on a current basis. These non-GAAP financial measurements are important because we are structured as a REIT and the Code requires that we pay substantially all of our taxable income in the form of distributions to our stockholders. The non-GAAP financial measurements of total taxable income and REIT taxable income are critical in the determination of the amount of the minimum distributions that we must pay to our stockholders so as to comply with the rules set forth in the Code. Because not all companies use identical calculations, this presentation of total taxable income and REIT taxable income may not be comparable to other similarly titled measures prepared and reported by other companies. The table below reconciles the differences between reported net income and total taxable income and REIT taxable income for the year ended December 31, 2005 and the period from August 12, 2004 (Inception) through December 31, 2004:

Reconciliation of Reported GAAP Net Income (Loss) to Total Taxable Income
and REIT Taxable Income (Loss)
(Amounts in thousands, except per share amounts)

	Estimated For the Year Ended December 31, 2005		For the period from August 12, 2004 (inception) through December 31, 2004
	Amount	Per Share	Amount	Per Share
Reported net income (loss)	$55,081	$0.92	$(6,709)	$(0.17)
Interest income and expense	194	—	11	—
Share-based compensation	30,007	0.50	(17,651)	(0.43)
Depreciation of leasehold improvements and equipment	421	0.01	63	—
Lease abandonment expense	795	0.01	—	—
Provision for loan losses	1,500	0.02	—	—
Losses on sales of assets to third parties	(571)	(0.01)	—	—
Gains on sales of assets to affiliates	5,687	0.09	—	—
Realized and unrealized derivative gains and (losses)	(1,895)	(0.03)	378	0.01
Book/tax year end difference adjustment for CLOs/CDOs	(8,168)	(0.13)	—	—
Other	8	—	4	—
Income tax expense (benefit)	3,144	0.05	(228)	(0.01)
Total taxable income (loss)	86,203	1.43	(24,132)	(0.60)
Undistributed taxable income of domestic taxable REIT subsidiary	(4,077)	(0.06)	193	—
REIT taxable income (loss)	$82,126	$1.37	$(23,939)	$(0.60)
Number of common shares outstanding:
Weighted-average diluted common shares outstanding during the period	60,087		39,796

Our board of directors has adopted a policy to distribute to our stockholders amounts required to maintain our status as a REIT and to avoid federal excise taxes, in each case as discussed above. This distribution policy takes into account a number of factors, including, but not limited to, our actual results of operations, our financial condition and our total taxable income and REIT taxable income. The actual amount and timing of distributions, if any, will be at the discretion of our Board of Directors and may not be in even amounts throughout our fiscal year. Pursuant to this policy, on April 5, 2005, our Board of Directors authorized a cash distribution of $0.25 per common share to our stockholders of record on April 5, 2005. This distribution was paid on April 18, 2005. The aggregate amount of the distribution was $10.3 million. On June 21, 2005, our Board of Directors declared a cash distribution for the quarter ended June 30, 2005 to stockholders of record on June 21, 2005. On July 21, 2005 our Board of Directors set the amount of the cash distribution at $0.40 per share. The aggregate amount of the distribution was $16.4 million and was paid on August 2, 2005. On November 2, 2005, our Board of Directors declared a cash distribution for the quarter ended September 30, 2005 on our common stock of $0.32 per share. This distribution was paid on November 30, 2005 to stockholders of record as of the close of business on November 16, 2005. The aggregate amount of the distribution was $25.7 million. The aggregate amount of distributions paid to common stockholders during the year ended December 31, 2005, totaled $52.4 million, which is less than our estimated total taxable income for the year ended December 31, 2005, of $86.2 million, as well as the estimated REIT taxable income for the year ended December 31, 2005 of $82.1 million. On February 1, 2006, our Board of Directors declared a cash distribution for the quarter ended December 31, 2005 of $0.40 per share. The aggregate amount of the distribution was $32.1 million, which was paid on February 28, 2006. Neither the payment of these distributions nor the existence of our distribution policy guarantees that we will make future distributions to our stockholders of any particular level, or at all. In addition, the amounts of these distributions do not constitute any kind of projection as to the amount of future distributions, if any.

Tax Treatment of Distributions

Dividend Income

For federal income tax purposes, distributions declared and paid in 2005 on our common stock total $0.97 per share.  No portion of the distributions is considered a return of capital or long term capital gain.  All distributions are fully (100%) taxable as dividend income at ordinary rates to stockholders and no portion of the dividends are eligible for the 15% dividend rate or the corporate dividends received deduction.

Excess Inclusion Income

Stockholders that are tax-exempt, or non-U.S. corporations or residents, or U.S. taxpayers, will be required to report 3.22% of our dividends to the IRS as “Excess Inclusion Income.”

•       Tax-exempt stockholders will be required to treat excess inclusion income as unrelated business taxable income (commonly referred to as “UBTI”);

•       Non-U.S. stockholders will be subject to the 30 percent U.S. federal withholding tax on this excess inclusion income without reduction under any otherwise applicable income tax treaty; and

•       U.S. stockholders, including taxpaying entities, must report taxable income that in no event will be less than the amount of excess inclusion income.

AMT Adjustments and Tax Preference Items

There are special rules regarding the applicability of the alternative minimum tax (“AMT”) to REITs.  Under these rules, items that are treated differently for regular tax and AMT purposes, namely the “AMT Adjustments and Tax Preference Items,” should be apportioned between the REIT and its stockholders.  As a result of these special rules, stockholders are required to report as AMT adjustments and tax preference items an amount equal to 3.84% of the 2005 dividends that they received.

We recommend that stockholders discuss the tax consequences of their investment, including the proper tax treatment of any excess inclusion income and AMT adjustments and tax preference items, with their tax advisor.

Exemption from Regulation under the Investment Company Act

We intend to operate our business so as to be excluded from regulation under the Investment Company Act. Because we conduct some of our business through wholly-owned subsidiaries, we must ensure not only that we qualify for an exclusion or exemption from regulation under the Investment Company Act, but also that each of our subsidiaries so qualifies.

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

In several such instances, we own all of the securities issued by the related securitization trust. There are no other owners of the securities, and thus we view our investment, economically, as an investment in mortgage loans rather than an investment in mortgage-backed securities. For these transactions, we classify our entire investment as an investment in qualifying real estate assets for purposes of the 55% test.

In another instance, we own the most subordinate class of securities issued in the securitization, designated Class B-6, the class that is most likely to absorb losses on the related pool of mortgage loans, and we have the right to decide whether to foreclose upon defaulted mortgage loans. Thus, based on a series of no-action letters, we classify this investment as an investment in qualifying real estate assets for purposes of the 55% test. In addition to our ownership of Class B-6 in this securitization, we also own all of the other subordinated classes in the securitization: Classes B-5, B-4, B-3, B-2, B-1 and M. All of the subordinate classes could have been issued as a single subordinate class, but to obtain varying ratings on the classes and to increase the liquidity of our holdings, our subordinate interest was divided into separate classes. Losses on the mortgage loans, to the extent they exceed the principal balance of the Class B-6, are allocated to Class B-6, B-5, B-4, B-3, B-2, B-1 and M, in that order. If losses are so great that the principal balance of Class B-6 is reduced to zero, then we, as the owner of the Class B-5 securities, would have the right to decide whether to foreclose on defaulted mortgage loans. This right continues throughout the subordinate classes, such that the owner of the most subordinate class that is outstanding at any time has foreclosure rights. Because we own 100% of each class of subordinate securities in this structure, and each such class carries with it the right to foreclose if it ever becomes the most subordinate class in the structure, we classify all of these subordinate securities as qualifying real estate assets for purposes of the 55% test. If we were to sell all or a portion of any of those subordinated classes, we would recharacterize the remaining portion of that class, together with any classes senior to that class, as real estate-related assets for the 25% test, rather than qualifying real estate assets for the 55% test. We own a portion of a senior class issued in this same securitization, but because it is not a subordinated class, we do not consider it a qualifying real estate asset for purposes of the 55% test, but merely a real estate-related asset for purposes of the 25% test.

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

Inflation Risks

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

Interest rate risk impacts our interest income, interest expense, prepayments, and the fair value of our investments, interest rate derivatives, and liabilities. We manage interest rate risk and make interest rate risk decisions by evaluating our projected earnings under selected interest rate scenarios. We also use static measures of interest rate risk including duration. During periods of increasing interest rates we are biased to purchase investments that are floating rate and we have had that bias since our inception. We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. We generally fund our variable rate investments with variable rate borrowings with similar interest rate reset frequencies. We fund our fixed rate and our hybrid investments with short-term variable rate borrowings and we may use interest rate derivatives to hedge the variability of the cash flows associated with our existing or forecasted variable rate borrowings. Hedging activities are complex and accounting for interest rate derivatives as fair value or cash flow hedges in accordance with SFAS No. 133 is difficult. We may not be able to execute certain hedging strategies because we are a REIT and there are complex rules regarding how our hedges impact our compliance with the REIT requirements.

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

The table below presents an approximation of the sensitivity of the market value of our residential mortgage loan and security portfolio using BondStudio®.  Application of this method results in an estimation of the percentage change in the market value of our residential mortgage assets and interest rate derivatives per 50 basis point shift in interest rates expressed in a measure commonly referred to as effective duration. Positive portfolio effective duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline.  Negative portfolio effective duration indicates that the market value of the total portfolio will decline if interest rates decline and increase if interest rates rise.  The closer effective duration is to zero, the less interest rate changes are expected to affect the market value of our residential mortgage loan and security portfolio and our investments.  Included in the table is a base case effective duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of February 28, 2006.  The other four scenarios assume interest rates are instantaneously 50 and 100 basis points lower and 50 and 100 basis points higher than those implied by the yield curve as of February 28, 2006.

Net Portfolio Effective Duration
December 31, 2005

	Base Case	Parallel -50 bps	Parallel -100 bps	Parallel +50 bps	Parallel +100 bps
Residential mortgage assets:
ARM loans and securities	0.28	0.18	0.08	0.39	0.54
Hybrid loans and securities	1.99	1.76	1.32	2.12	2.20
Total residential assets	1.22	1.06	0.81	1.33	1.43
Interest rate swaptions and corridor	(0.23)	(0.22)	(0.16)	(0.20)	(0.12)
Amortizing interest rate swaps	(1.72)	(1.75)	(1.78)	(1.70)	(1.67)
Net portfolio effective duration	0.14	(0.03)	(0.26)	0.26	0.41

Based on the assumptions used, the model output suggests a low degree of portfolio price change given the decreases and increases in interest rates. The table above excludes corporate loans and securities and commercial rate loans and securities totaling $2.4 billion and $604.7 million, respectively, as of December 31, 2005.  Changes in assumptions including, but not limited to, volatility, mortgage spreads, prepayment behavior and defaults, as well as the timing and level of interest rate changes, will affect the results of the model. Therefore, actual results are likely to vary from modeled results.

Although market value sensitivity analysis is widely accepted in identifying interest rate risk, it does not take into consideration changes that may occur such as, but not limited to, changes in investment and financing strategies, changes in market spreads, and changes in business volumes.

The use of interest rate derivatives is a critical part of our interest risk management strategy. The table below summarizes the contractual notional balance of our amortizing interest rate swaps and interest rate corridor as of December 31, 2005, and for each of the following five years then ended.

Hedge Instruments Notional Amounts
(Amounts in millions)

	As of December 31, 2005
	2005	2006	2007	2008	2009
Interest rate swaps	$ 4,308	$ 4,525	$ 3,348	$ 2,022	$ 1,017
Interest rate corridors	—	691	755	720	—
Total	$ 4,308	$ 5,216	$ 4,103	$ 2,742	$ 1,017

The following table summarizes the estimated net fair value of our derivative instruments held at December 31, 2005 and December 31, 2004 (amounts in thousands):

Derivative Fair Value

	As of December 31, 2005	As of December 31, 2004
Cash Flow Hedges:
Interest rate corridors	$ 14,762	$ —
Interest rate swaps	40,796	—
Free-Standing Derivatives:
Interest rate swaptions	879	223
Interest rate swaps	198	—
Credit default swaps	71	(625)
Total rate of return swaps	727	—
Foreign exchange contracts	—	(125)
Net fair value	$ 57,433	$ (527)

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

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

See discussion of quantitative and qualitative disclosures about market risk in “Quantitative and Qualitative Disclosures About Market Risk” section of Item 7 of this Annual Report on Form 10-K.

Item 8.                        Financial Statements and Supplementary Data

The consolidated financial statements of the Company and the related notes to the consolidated financial statements, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-33 in this Annual Report on Form 10-K.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

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

As previously disclosed in our registration statement on Form S-11 (Registration No. 333-124103), in connection with its audit of our consolidated financial statements for the period ended December 31, 2004, our independent registered public accounting firm on March 8, 2005 identified to us three matters involving our internal controls over financial reporting that it considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants, which reportable conditions in its judgment constituted material weaknesses. Under these standards, in each of these areas the design or operation of our internal controls did not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material may occur and not be detected within a timely period.

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

We are actively remediating the identified reportable conditions. Specifically, subsequent to March 8, 2005 our Chief Operating Officer became our Chief Financial Officer and we hired individuals to fill the positions of Controller; Assistant Controller; Treasurer; Chief Accounting Officer; and Financial Analysis Manager. We are also enhancing our internal control structure to ensure proper segregation of duties and the timely recording of transactions and timely preparation of reconciliations as we continue to prepare for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We will be required to issue a management report on our assessment of internal controls over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2006.

There were no other changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2005.

Item 11.      Executive Compensation

The information required by Item 11 is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2005.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2005.

Item 13.                 Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2005.

Item 14.                 Principal Accountants Fees and Services

The information required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC Pursuant to Regulation 14A within 120 days after December 31, 2005.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)1. and (a)2. Documents filed as part of this report:

1. and 2.

All financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in our consolidated financial statements or notes thereto, included in Part II, Item 8, of this Annual Report on Form 10-K.

3. Exhibit Index:

Exhibit Number	Description
3.1*	Articles of Amendment and Restatement of the Registrant, dated August 10, 2004
3.2*	Form of Articles of Amendment, dated June 23, 2005
3.3*	Form of Articles of Amendment, dated June 23, 2005
3.4*	Amended and Restated Bylaws of the Registrant
4.1*	Form of Certificate for Common Stock
4.2*	Registration Rights Agreement, dated as of August 12, 2004 between the Registrant and Friedman, Billings, Ramsey & Co., Inc.

10.1*	Management Agreement, dated as of August 12, 2004, between Registrant and KKR Financial Advisors LLC
10.2*	Amended and Restated 2004 Stock Incentive Plan
10.3*	Form of Nonqualified Stock Option Agreement
10.4*	Form of Restricted Stock Award Agreement
10.5*	Form of Restricted Stock Award Agreement for Non-Employee Directors
10.6*	Indenture, dated as of March 30, 2005, by and among KKR Financial CLO 2005-1, Ltd., KKR Financial 2005-1, Corp. and JPMorgan Chase Bank, National Association
10.7*	License Agreement, dated as of August 12, 2004, between the Registrant and Kohlberg Kravis Roberts & Co. L.P.
10.8*	Letter Agreement, dated as of August 12, 2004, between the Registrant and KKR Financial Advisors LLC
10.9*	Credit Agreement, dated as of June 16, 2005, among the Registrant, KKR TRS Holdings, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent
10.10*

First Amendment to Credit Agreement, dated as of June 17, 2005, among the Registrant, KKR TRS Holdings, Inc., the Existing Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A.

10.11*	Collateral Management Agreement, dated as of March 30, 2005, between KKR Financial CLO 2005-1, Ltd. and KKR Financial Advisors II, LLC
10.12*	Fee Waiver Letter, dated April 15, 2005, between KKR Financial CLO 2005-1, Ltd., KKR Financial Advisors II, LLC and JPMorgan Chase Bank, N.A.
21.1**	List of Subsidiaries of the Registrant
31.1**	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2**	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32**	Certification Pursuant to 18 U.S.C. Section 1350

*                    Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-124103), as amended. Such registration statement was originally filed with the Securities and Exchange Commission on April 15, 2005.

**             Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2005, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

KKR FINANCIAL CORP.
(Registrant)
By:	/s/ SATURNINO S. FANLO
	Name:	Saturnino S. Fanlo
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
s/ SATURNINO S. FANLO	Chief Executive Officer and Director	March 29, 2006
Saturnino S. Fanlo	(Principal Executive Officer)
/s/ DAVID A. NETJES	Chief Financial Officer and	March 29, 2006
David A. Netjes	Chief Operating Officer (Principal Financial and Accounting Officer)
/s/ PAUL M. HAZEN	Chairman and Director	March 29, 2006
Paul M. Hazen
/s/ WILLIAM F. ALDINGER	Director	March 29, 2006
William F. Aldinger
/s/ PATRICK COWELL	Director	March 29, 2006
Patrick Cowell
/s/ KENNETH M. DEREGT	Director	March 29, 2006
Kenneth M. deRegt
/s/ VINCENT PAUL FINIGAN	Director	March 29, 2006
Vincent Paul Finigan
/s/ R. GLENN HUBBARD	Director	March 29, 2006
R. Glenn Hubbard
/s/ ROSS J. KARI	Director	March 29, 2006
Ross J. Kari
/s/ ELY L. LICHT	Director	March 29, 2006
Ely L. Licht
/s/ DEBORAH H. MCANENY	Director	March 29, 2006
Deborah H. McAneny
/s/ SCOTT C. NUTTALL	Director	March 29, 2006
Scott C. Nuttall

KKR FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Filed with

Securities and Exchange Commission

December 31, 2005

KKR FINANCIAL CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
KKR Financial Corp.
San Francisco, California

We have audited the accompanying consolidated balance sheets of KKR Financial Corp. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2005 and the period from August 12, 2004 (inception) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of KKR Financial Corp. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the year ended December 31, 2005 and the period from August 12, 2004 (inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 28, 2006

KKR Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share information)

	December 31, 2005	December 31, 2004
Assets
Cash and cash equivalents	$16,110	$7,219
Restricted cash and cash equivalents	80,223	1,321
Securities available-for-sale, $5,910,399 and $1,484,222 pledged as collateral as of December 31, 2005 and December 31, 2004, respectively	6,149,506	1,651,280
Loans, net of allowance for loan losses of $1,500 and $0 as of December 31, 2005 and December 31, 2004, respectively	8,846,341	682,757
Derivative assets	58,898	223
Interest receivable	59,993	2,694
Principal receivable	7,108	—
Non-marketable equity securities	52,500	—
Deferred tax asset	—	228
Other assets	19,861	1,618
Total assets	$15,290,540	$2,347,340
Liabilities
Repurchase agreements	$9,761,258	$1,558,274
Collateralized loan obligation senior secured notes	1,500,000	—
Asset-backed secured liquidity notes	2,008,069	—
Secured revolving credit facility	54,000
Secured demand loan	40,511	27,875
Payable for securities purchases	196,315	—
Accounts payable, accrued expenses and other liabilities	45,925	1,157
Accrued interest payable	21,415	771
Related party payable	3,673	1,765
Income tax liability	2,763	—
Derivative liabilities	1,465	750
Total liabilities	13,635,394	1,590,592
Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued and outstanding at December 31, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized and 80,374,061 shares issued and outstanding at December 31, 2005 and 41,004,492 shares issued and outstanding at December 31, 2004	804	410
Additional paid-in-capital	1,639,996	761,327
Accumulated other comprehensive income	18,344	1,720
Accumulated deficit	(3,998)	(6,709)
Total stockholders’ equity	1,655,146	756,748
Total liabilities and stockholders’ equity	$15,290,540	$2,347,340

See notes to consolidated financial statements.

KKR Financial Corp. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share information)

	Year ended December 31, 2005	For the Period from August 12, 2004 (Inception) through December 31, 2004
Net investment income:
Securities interest income	$186,510	$2,715
Loan interest income	206,663	1,914
Dividend income	3,421	296
Other interest income	3,335	3,197
Total investment income	399,929	8,122
Interest expense	(279,718)	(975)
Provision for loan losses	(1,500)	—
Net investment income	118,711	7,147
Other income:
Net realized and unrealized gain (loss) on derivatives and foreign exchange	113	(570)
Net realized gain on investments	4,117	75
Fee and other income	3,330	7
Total other income (loss)	7,560	(488)
Non-investment expenses:
Related party management compensation	50,791	11,222
Professional services	4,121	901
Loan servicing expense	5,143	—
Insurance expense	975	335
Directors expenses	1,071	341
General and administrative expenses	5,945	797
Total non-investment expenses	68,046	13,596
Income (loss) before income tax expense (benefit)	58,225	(6,937)
Income tax expense (benefit)	3,144	(228)
Net income (loss)	$55,081	$(6,709)
Net income (loss) per common share:
Basic	$0.93	$(0.17)
Diluted	$0.92	$(0.17)
Weighted-average number of common shares outstanding:
Basic	58,998	39,796
Diluted	60,087	39,796
Distributions declared per common share	$0.97	$—

See notes to consolidated financial statements.

KKR Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)

	Shares of Common Stock	Common Stock at Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at August 12, 2004	—	$—	$1	$—	$—	$—	$1
Net loss	—	—	—	—	(6,709)	(6,709)	(6,709)
Net change in unrealized gain on securities available-for-sale	—	—	—	1,720	—	1,720	1,720
Comprehensive loss						$(4,989)
Issuance of common stock, net of expenses	41,004	410	760,865	—	—		761,275
Amortization of common stock options	—	—	461	—	—		461
Balance at December 31, 2004	41,004	410	761,327	1,720	(6,709)		756,748
Net income					55,081	55,081	55,081
Net change in unrealized gain on cash flow hedges	—	—	—	45,559	—	45,559	45,559
Net change in unrealized loss on securities available-for-sale	—	—	—	(28,935)	—	(28,935)	(28,935)
Comprehensive income	—	—	—	—	—	$71,705
Cash distributions on common stock	—	—	—	—	(52,370)		(52,370)
Issuance of common stock, net of expenses	39,375	394	848,423	—	—		848,817
Amortization of restricted common stock	—	—	28,104	—	—		28,104
Forfeiture of restricted common stock	(5)	—	(13)	—	—		(13)
Amortization of common stock options	—	—	2,155	—	—		2,155
Balance at December 31, 2005	80,374	$804	$1,639,996	$18,344	$(3,998)		$1,655,146

See notes to consolidated financial statements.

KKR Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year ended December 31, 2005	For the Period from August 12, 2004 (Inception) through December 31, 2004
Cash flows from operating activities:
Net income (loss)	$55,081	$(6,709)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Unrealized gain (loss) on derivatives	(851)	527
Realized gain on foreign exchange	(68)	—
Provision for loan losses	1,500	—
Share-based compensation	30,246	6,226
Net gain on sale of securities available-for-sale	(2,667)	—
Net gain on sale of loans	(1,450)	—
Depreciation and amortization	10,634	81
Deferred income tax expense (benefit)	925	(228)
Changes in assets and liabilities:
Interest receivable	(57,621)	(2,694)
Other assets	(10,047)	(710)
Related party payable	1,908	1,765
Accounts payable, accrued expenses and other liabilities	46,833	1,157
Accrued interest payable	20,644	771
Net cash provided by operating activities	95,067	186
Cash flows from investing activities:
Purchase of securities available-for-sale	(6,279,068)	(1,664,369)
Principal payments on securities available-for-sale	1,561,034	14,813
Proceeds from sale of securities available-for-sale	381,134	—
Purchase of loans	(9,219,553)	(683,377)
Principal payments on loans	846,504	620
Proceeds from sale of loans	207,160	—
Purchases of non-marketable equity securities	(52,500)	—
Purchase of derivatives	(1,477)	—
Net additions to restricted cash and cash equivalents	(78,902)	(1,321)
Purchase of leasehold improvements and equipment	(1,716)	(993)
Net cash used in investing activities	(12,637,384)	(2,334,627)
Cash flows from financing activities:
Net proceeds from issuance of common shares	848,817	755,510
Proceeds from borrowings:
Repurchase agreements	116,764,832	2,285,274
Asset-backed secured liquidity notes	3,265,145	—
Collateralized loan obligation senior secured notes	1,500,000	—
Secured revolving credit facility	87,000	—
Secured demand loan	12,636	27,875
Other capitalized costs	(8,288)	—
Purchase of interest rate derivatives	(10,072)	—
Repayments of borrowings:
Repurchase agreements	(108,561,848)	(727,000)
Asset-backed secured liquidity notes	(1,261,644)	—
Secured revolving credit facility	(33,000)	—
Distributions on common stock	(52,370)	—
Net cash provided by financing activities	12,551,208	2,341,659
Net increase in cash and cash equivalents	8,891	7,218
Cash and cash equivalents at beginning of period	7,219	1
Cash and cash equivalents at end of period	$16,110	$7,219
Supplemental cash flow information:
Cash paid for interest	$259,074	$230
Cash paid for taxes	$152	$—
Non-cash investing and financing activities:
Unsettled securities trades	$196,315	$—
Issuance of restricted common stock	$42,405	$24,178

See notes to consolidated financial statements.

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Organization

KKR Financial Corp. (the “Company” or “KKR Financial”) is a specialty finance company that invests in multiple asset classes and uses leverage to generate competitive leveraged risk-adjusted returns. The Company currently makes investments in the following asset classes: (i) residential mortgage loans and mortgage-backed securities; (ii) corporate loans and debt securities; (iii) commercial real estate loans and debt securities; (iv) asset-backed securities; and (v) marketable and non-marketable equity securities. The Company also makes opportunistic investments in other asset classes from time to time.

The Company was organized as a Maryland corporation on July 7, 2004, and commenced operations on August 12, 2004 (“Inception”). KKR Financial Advisors LLC (the “Manager”) manages the Company pursuant to a management agreement (the “Management Agreement”). The Manager is an affiliate of Kohlberg Kravis Roberts & Co. L.P. The Company is taxed as a real estate investment trust (“REIT”) and is required to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), with respect thereto.

On August 12, 2004, the Company completed its initial private placement of shares of its common stock at $20.00 per share that generated net proceeds of approximately $755.5 million. On June 29, 2005, the Company completed its initial public offering (the “IPO”) of 37,500,000 shares of common stock that generated net proceeds of approximately $848.8 million. The Company sold 37,471,250 common shares at a price of $24.00 per share and selling stockholders sold 28,750 shares. The Company’s stock is listed on the New York Stock Exchange under the symbol “KFN” and began trading on June 24, 2005. On June 23, 2005 the Company effectuated a reverse stock split of its common stock at a ratio of one share of common stock for every two shares of common stock then outstanding. The accompanying consolidated financial statements have been adjusted to give effect to the reverse stock split for all periods presented.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its taxable REIT subsidiaries: KKR TRS Holdings, Inc. (“KKR TRS”); KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”); KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”); KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), and KKR Financial CDO 2005-1, Ltd. (“CDO 2005-1”). The Company intends to make a taxable REIT subsidiary election with respect to KKR Financial CLO 2006-2, Ltd. (“CLO 2006-2”) in the future. KKR TRS was formed to make, from time to time, certain investments that would not be REIT qualifying investments if made directly by the Company, and to earn income that would not be REIT qualifying income if earned directly by the Company. CLO 2005-1, CLO 2005-2, CLO 2006-1, and CLO 2006-2 are entities established to execute collateralized loan obligation (“CLO”) secured financing transactions. CDO 2005-1 is an entity established to complete a collateralized debt obligation (“CDO”) secured financing transaction. The consolidated financial statements also include the accounts of the Company’s qualified REIT subsidiaries: KKR Financial Mortgage Corp. (“KKR Mortgage”); KKR QRS #1, Inc. (“KKR QRS”); and KKR Pacific Funding Trust and KKR Pacific Funding Depositor Corporation (collectively, “KKR Pacific”). KKR Mortgage was formed to sell, from time to time, the Company’s whole loan mortgage pools in residential mortgage-backed securitization (“RMBS”) transactions. KKR QRS was formed to hold the residual interests in RMBS transactions structured as real estate mortgage investment conduits (“REMICs”) for tax

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

purposes. KKR Pacific was formed to finance the Company’s RMBS investments through the issuance of asset-backed secured liquidity notes. The term “Company” refers to these entities collectively, unless otherwise noted. The entities consolidated by the Company are either wholly-owned subsidiaries or entities established to complete secured financing transactions that are considered to be variable interest entities and for which the Company is the primary beneficiary. For additional information, see “Consolidation” below. Certain amounts for prior periods have been reclassified to conform to the December 31, 2005 presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ from management’s estimates.

Consolidation

The Company consolidates all non-variable interest entities in which it holds a greater than 50 percent voting interest. The Company also consolidates all variable interest entities (“VIEs”) for which it is considered to be the primary beneficiary pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, as revised (“FIN 46R”). In general, FIN 46R requires an enterprise to consolidate a VIE when the enterprise holds a variable interest in the VIE and is deemed to be the primary beneficiary of the VIE. An enterprise is the primary beneficiary if it absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both.

CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2006-2, and CDO 2005-1 are VIEs and are not considered to be qualifying special-purpose entities (“QSPE”) as defined by Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Company has determined it is the primary beneficiary of these entities and has included the accounts of these entities in these consolidated financial statements.

All inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash held in banks and highly liquid investments with original maturities of three months or less. Interest income earned on cash and cash equivalents is recorded in other interest income.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents represent amounts that are held by third parties under certain of the Company’s financing and derivative transactions. Interest income earned on restricted cash and cash equivalents is recorded in other interest income.

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Securities Available-for-Sale

The Company classifies its investments in securities as available-for-sale as the Company may sell them prior to maturity and does not hold them principally for the purpose of selling them in the near term. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income. Estimated fair values are based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. Upon the sale of a security, the realized net gain or loss is computed on a specific identification basis.

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

Unamortized premiums and discounts on non-residential mortgage-backed securities are recognized in interest income over the contractual life, adjusted for actual prepayments, of the securities using the effective interest method. For securities representing beneficial interests in securitizations (i.e., residential mortgage-backed securities), unamortized premiums and discounts are recognized over the contractual life, adjusted for estimated prepayments and estimated credit losses of the securities using the effective interest method. Actual prepayment and credit loss experience is reviewed quarterly and effective yields are recalculated when differences arise between prepayments and credit losses originally anticipated compared to amounts actually received plus anticipated future prepayments.

Non-marketable Equity Securities

Non-marketable equity securities consist primarily of private equity investments. These investments are accounted for under the cost method. The Company reviews these investments quarterly for possible other-than-temporary impairment. The Company reduces the carrying value of the investment and recognizes a loss when the Company considers a decline in estimated fair value to be other-than-temporary.

Loans

The Company purchases pools of residential mortgage whole loans and participations in corporate leveraged loans and commercial real estate loans in the primary and secondary market. Loans are held for investment and the Company initially records loans at their purchase prices. The Company subsequently accounts for loans based on their outstanding principal plus or minus unaccreted purchase discounts and unamortized purchase premiums. In certain instances, where the credit fundamentals underlying a particular loan have materially changed in such a manner that the Company’s expected return  may decrease, the Company may elect to sell a loan held for investment due to adverse changes in credit

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

fundamentals. Once the determination has been made by the Company that it will no longer hold the loan for investment, the Company accounts for the loan at the lower of amortized cost or estimated fair value.

Interest income on loans includes interest at stated coupon rates adjusted for accretion of purchase discounts and the amortization of purchase premiums. For corporate and commercial real estate loans,   unamortized premiums and discounts are recognized in interest income over the contractual life, adjusted for actual prepayments, of the loans using the effective interest method. For residential mortgage loans, unamortized premiums and discounts are recognized over the contractual life, adjusted for estimated prepayments using the effective interest method.

Allowance and Provision for Loan Losses

The Company maintains an allowance for loan losses at a level that management considers adequate based on an evaluation of known and inherent risks in the loan portfolio, including historical and industry loss experience, economic conditions and trends, estimated fair values and the quality of collateral, estimated fair values of the loans and other relevant factors.

To estimate the allowance for loan losses, the Company first identifies impaired loans. Loans are generally evaluated for impairment individually, but loans purchased on a pooled basis with relatively smaller balances and substantially similar characteristics may be evaluated collectively for impairment. The Company considers a loan to be impaired when, based on current information and events, management believes it is probable that the Company will be unable to collect all amounts due pursuant to the contractual terms of the loan agreement. When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its estimated fair value. Estimated fair value may be determined based on (i) observable market quotes; (ii) the estimated sales price of the collateral less estimated disposition costs; or (iii) the present value of projected future net cash flows. Increases in the allowance for loan losses are recognized in the statements of operations as a provision for loan losses. A charge-off or write-down of a loan is recorded, and the allowance for loan losses is reduced, when the loan or a portion thereof is considered uncollectible and of such little value that further pursuit of collection is not warranted.

An impaired loan may be left on accrual status during the period the Company is pursuing repayment of the loan; however, the loan is placed on non-accrual status at such time as: (i) management believes that scheduled debt service payments will not be met within the coming 12 months; (ii) the loan becomes 90 days delinquent; (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (iv) the net realizable value of the underlying collateral securing the loan approximates the Company’s carrying value of such loan. While on non-accrual status, previously recognized accrued interest is reversed and interest income is recognized only upon actual receipt.

Leasehold Improvements and Equipment

Leasehold improvements and equipment are carried at cost less depreciation and amortization and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Equipment is depreciated using the straight-line method over the estimated useful lives of the respective assets of three years. Leasehold improvements are amortized on a

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

straight-line basis over the shorter of their estimated useful lives or lease terms. Leasehold improvements and equipment, net of accumulated depreciation and amortization, are included in other assets.

Borrowings

The Company finances the acquisition of its investments, including loans and securities available-for-sale, primarily through the use of secured borrowings in the form of securitization transactions structured as secured financings, repurchase agreements, asset-backed secured liquidity notes, warehouse facilities, demand loans, and other secured and unsecured borrowings. The Company recognizes interest expense on all borrowings on an accrual basis.

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

In accordance with SFAS No. 133, the Company designates certain of its derivative instruments as cash flow hedges and formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction, prior to the execution of the derivative contract. The Company assesses the effectiveness of the hedge both at inception and on an on-going basis and determines whether the hedge is highly effective in offsetting changes in cash flows of the hedged item. The Company records the effective portion of changes in the estimated fair value of the cash flow hedges in accumulated other comprehensive income and subsequently reclassifies the related amount of accumulated other comprehensive income to earnings in the consolidated statements of operations when the hedging relationship is terminated. If it is determined that a derivative has ceased to be a highly effective hedge, the Company will discontinue hedge accounting for such transaction. For derivatives that are not designated as hedges (“free-standing derivatives”), all changes in estimated fair value are recognized in the consolidated statements of operations.

Foreign Currency

The Company makes investments in non-U.S. dollar denominated securities and loans. As a result, the Company is subject to the risk of fluctuation in the exchange rate between the U.S. dollar and the foreign currency in which it makes an investment. In order to reduce the currency risk, the Company may hedge the applicable foreign currency. All investments denominated in foreign currency are converted to the U.S. dollar using prevailing exchange rates on the balance sheet date. Income, expenses, gains and losses on investments denominated in foreign currency are converted to the U.S. dollar using the prevailing exchange rates on the dates when they are recorded. Foreign exchange gains and losses are recorded in the consolidated statements of operations.

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Manager Compensation

The Company’s Management Agreement provides for the payment of a base management fee to the Manager, as well as an incentive fee if the Company’s financial performance exceeds certain benchmarks. See Note 11 for further discussion of the specific terms of the computation and payment of the incentive fee. The base management fee and the incentive fee are accrued and expensed during the period for which they are earned by the Manager.

Share-Based Payments

The Company accounts for share-based compensation issued to its Directors and to its Manager using the fair value based methodology prescribed by SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). Compensation cost related to restricted common stock issued to the Company’s Directors is measured at its estimated fair value at the grant date, and is amortized and expensed over the vesting period on a straight-line basis. Compensation cost related to restricted common stock and common stock options issued to the Manager is initially measured at estimated fair value at the grant date, and is remeasured on subsequent dates to the extent the awards are unvested. The Company has elected to use the graded vesting attribution method pursuant to SFAS No. 123(R) to amortize compensation expense for the restricted common shares and common stock options granted to the Manager.

Income Taxes

The Company has elected to be taxed as a REIT and is required to comply with the provisions of the Code with respect thereto. Accordingly, the Company is not subject to federal income tax to the extent that its distributions to stockholders satisfy the REIT requirements and certain asset, income and ownership tests and recordkeeping requirements are fulfilled. Even though the Company qualifies for federal taxation as a REIT, it may be subject to some amount of federal, state, local and foreign taxes based on the Company’s taxable income.

KKR TRS, CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2006-2 and CDO 2005-1 are not consolidated for federal income tax return purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in KKR TRS, a domestic taxable REIT subsidiary, because it is taxed as a regular subchapter C corporation under the provisions of the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the federal income tax basis of assets and liabilities as of each consolidated balance sheet date. CLO 2005-1, CLO 2005-2, CLO 2006-1 and CDO 2005-1, the Company’s foreign taxable REIT subsidiaries, and CLO 2006-2, which will elect to be a taxable REIT subsidiary in the future, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. Therefore, despite their status as taxable REIT subsidiaries, they generally will not be subject to corporate income tax on their earnings, and no provision for income taxes for the year ended December 31, 2005 is required; however, the Company will generally be required to include their current taxable income in its calculation of REIT taxable income.

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Earnings Per Share

In accordance with SFAS No. 128, Earnings per Share, the Company presents both basic and diluted earnings (loss) per common share (“EPS”) in its consolidated financial statements and footnotes thereto. Basic earnings (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income or loss allocable to common stockholders by the weighted average number of common shares, including vested restricted common shares, outstanding for the period. Diluted earnings per share (“Diluted EPS”) reflects the potential dilution of common stock options and unvested restricted common stock, if they are not anti-dilutive. See Note 3 for earnings per common share computations.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is required to be adopted by the Company in the first quarter of 2006. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on its consolidated financial statements.

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be adopted by the Company in the first quarter of 2006. The Company does not expect that the adoption of FSP 115-1 will have a material impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. Key provisions of SFAS No. 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of SFAS No. 133 (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions,

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

including interest-only strips and principal-only strips, required to be accounted for in accordance with SFAS No. 133. The Company does not expect that the adoption of SFAS No. 155 will have a material effect on its consolidated financial statements.

Note 3. Earnings per Share

The Company calculates basic net income per common share by dividing net income for the period by the weighted-average shares of its common stock outstanding for the period. Diluted net income per common share takes into account the effect of dilutive instruments, such as common stock options and unvested restricted common stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares of its common stock outstanding. The following table presents a reconciliation of basic and diluted net income per common share for the year ended December 31, 2005 (amounts in thousands, except per share information):

Year ended December 31, 2005
Basic:
Net income	$55,081
Weighted-average number of common shares outstanding	58,998
Basic net income per common share	$0.93
Diluted:
Net income	$55,081
Weighted-average number of common shares outstanding	58,998
Plus: Incremental shares from assumed conversion of dilutive instruments	1,089
Adjusted weighted-average number of common shares outstanding	60,087
Diluted net income per common share	$0.92

For the period from Inception through December 31, 2004, the Company incurred a net loss of $0.17 per common share. Inclusion of common stock options and unvested restricted common stock in the diluted loss per common share calculation would reduce the net loss per common share amount; therefore, they are considered anti-dilutive. As a result, the Company’s diluted loss per common share is equal to its basic loss per common share for such period.

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 4. Securities Available-for-Sale

The following table summarizes the Company’s securities classified as available-for-sale as of December 31, 2005, which are carried at estimated fair value (amounts in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Residential mortgage-backed securities	$5,566,783	$9,893	$(38,838)	$5,537,838
Commercial mortgage-backed securities	83,001	94	(183)	82,912
Asset-backed securities	21,846	73	—	21,919
Corporate securities	457,932	7,829	(5,926)	459,835
Common and preferred stock	47,158	232	(388)	47,002
Total	$6,176,720	$18,121	$(45,335)	$6,149,506

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

All securities in an unrealized loss position at December 31, 2005 and December 31, 2004 have been in an unrealized loss position for less than one year. The Company’s review of such securities indicates that the decrease in estimated fair value was not due to permanent changes in the underlying credit fundamentals or in the amount of principal and interest expected to be received. In addition, the Company has the financial wherewithal and management has the intent to hold the securities for a period of time sufficient for a recovery in the estimated fair value. Therefore, management does not believe any of the securities held are other-than-temporarily impaired at December 31, 2005 or December 31, 2004.

During the year ended December 31, 2005, the Company’s gross realized gains from the sales of securities were $2.8 million. The Company had gross realized losses from the sales of securities during the year ended December 31, 2005 of $0.1 million and did not sell any securities during the period from Inception through December 31, 2004.

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 4. Securities Available-for-Sale (Continued)

The following table summarizes the estimated fair value of debt securities by contractual maturity as of December 31, 2005 (dollars in thousands):

Description	Estimated Fair Value	Weighted Average Coupon
Due within one year	$—	—%
One to five years	73,991	7.39
Five to ten years	370,563	9.15
Greater than ten years	5,657,950	4.50
Total	$6,102,504

Mortgage-backed and asset-backed securities included in the table above were allocated based on contractual principal maturities assuming no prepayments.

Note 6 to these consolidated financial statements describes the Company’s borrowings under which the Company has pledged securities available-for-sale for borrowings under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions. The following table summarizes the estimated fair value of securities pledged as collateral under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions as of December 31, 2005:

	Residential Mortgage-Backed Securities	Commercial Mortgage-Backed Securities	Corporate Securities(1)
Pledged as collateral for borrowings under repurchase agreements	$4,534,257	$65,352	$286,365
Pledged as collateral for asset-backed secured liquidity notes	720,370	—	—
Pledged as collateral for borrowings under secured revolving credit facility	—	—	82,888
Pledged as collateral for borrowings under secured demand loan	—	45,057	—
Pledged as collateral for collateralized loan obligation senior secured notes	—	5,021	171,089
Total	$5,254,627	$115,430	$540,342

(1)          Includes asset-backed securities.

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 5. Loans

The following table summarizes the Company’s loans as of December 31, 2005 (amounts in thousands):

	Principal	Unamortized Premium/(Discount)	Net Amortized Cost
Residential mortgage loans	$6,405,701	$23,121	$6,428,822
Corporate loans	1,900,385	(3,108)	1,897,277
Commercial real estate loans	522,750	(1,008)	521,742
Allowance for loan losses for residential mortgage loans	(1,500)	—	(1,500)
Total loans held for investment	8,827,336	19,005	8,846,341
Loans held for sale	—	—	—
Total loans, net of allowance for loan losses	$8,827,336	$19,005	$8,846,341

The following table summarizes of the Company’s loans as of December 31, 2004 (amounts in thousands):

	Principal	Unamortized Premium/(Discount)	Net Amortized Cost
Corporate loans	$400,218	$(581)	$399,637
Residential mortgage loans	229,855	3,265	233,120
Commercial real estate loans	50,000	—	50,000
Total loans held for investment	$680,073	$2,684	$682,757

The following is a reconciliation of carrying amounts of residential mortgage loans for the year ended December 31, 2005 (amount in thousands):

Balance at January 1, 2005	$229,855
Loan purchases (principal)	6,720,923
Principal payments	(545,077)
Net unamortized premium	23,121
Balance at December 31, 2005	$6,428,822

During the year ended December 31, 2005, the Company purchased $5.9 billion of securities in connection with five securitization transactions backed by $4.5 billion of residential hybrid ARM loans and $1.4 billion of residential ARM loans. In each of the five securitization transactions, the Company purchased all of the securities issued, including the subordinate classes. Included in the $5.9 billion of securities purchased, were $0.4 billion of loans contributed to the securitization transactions by the Company, resulting in a net purchase by the Company of $5.5 billion of securities. Of the $5.9 billion of securities purchased, approximately 96% were rated AAA by Standard & Poor’s. Each of the special-purpose entities that issued the securities are not considered qualifying special-purpose entities as defined by SFAS No. 140 and are treated as VIEs under FIN 46R. The Company has determined that it is the primary beneficiary of each of the special-purpose entities that issued the securities; accordingly, the Company recorded its investments as loans and not securities.

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 5. Loans (Continued)

During September 2005, the Company securitized $959.2 million of residential ARM loans and retained all of the securities issued in the securitization transaction, including the subordinate classes. While the Company retained all of the securities, which are legal assets of the Company, the loans transferred in this securitization are owned by a special purpose entity and the loans are not available to the Company, its creditors or stockholders. Of the $959.2 million of securities issued, approximately $908.8 million, or 95%, were rated AAA by Standard & Poor’s. While the Company transferred the loans to a separate bankruptcy-remote legal entity, the Company did not account for the transaction as a sale as the securitization transaction did not meet the criteria for sales treatment under SFAS No. 140. Accordingly, the Company did not record a gain or loss in connection with the securitization transaction and accounts for the transferred assets as loans on its consolidated balance sheet.

The following table summarizes the geographic distribution of the Company’s residential mortgage loan portfolio as of December 31, 2005 (dollar amounts in thousands):

State or Territory	Number of Loans	Principal Amount	% of Principal Amount
California	4,123	$2,411,737	37.7%
Florida	1,141	537,735	8.4
New York	598	384,853	6.0
New Jersey	538	284,718	4.4
Virginia	564	261,646	4.1
Other	5,804	2,525,012	39.4
Total	12,768	$6,405,701	100.0%

The following table summarizes the delinquency statistics of residential mortgage loans as of December 31, 2005 (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
30 to 59 days	82	$31,049
60 to 89 days	11	3,427
90 days or more	6	1,589
In foreclosure	—	—
Total	99	$36,065

No residential mortgage loans were delinquent as of December 31, 2004. Additionally, no corporate loans or commercial real estate loans were delinquent as of December 31, 2005 or December 31, 2004.

The following table summarizes the changes in the allowance for loan losses for the Company’s residential mortgage loan portfolio during the year ended December 31, 2005 (amounts in thousands):

Balance, beginning of year	$—
Provision for loan losses	1,500
Charge-offs	—
Balance, end of year	$1,500

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 5. Loans (Continued)

As of December 31, 2004, the Company had not recorded an allowance for loan losses for the Company’s residential mortgage loan portfolio. Additionally, as of December 31, 2005 and December 31, 2004, the Company had not recorded an allowance for loan losses for its commercial real estate or corporate loan portfolios. In reviewing the Company’s portfolio of commercial real estate loans and corporate loans, the Company determined that no loans were impaired as of December 31, 2005 or December 31, 2004.

Note 6 to these consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions. The following table summarizes the carrying value of loans pledged as collateral under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions as of December 31, 2005:

	Residential Mortgage Loans	Corporate Loans	Commercial Real Estate Loans
Pledged as collateral for borrowings under repurchase agreements	$4,904,779	$145,217	$380,090
Pledged as collateral for asset-backed secured liquidity notes	1,366,300	—	—
Pledged as collateral for borrowings under secured revolving credit facility	—	59,965	10,000
Pledged as collateral for collateralized loan obligation senior secured notes	—	1,715,100	40,000
Total	$6,271,079	$1,920,282	$430,900

Note 6. Borrowings

The Company leverages its portfolio of securities and loans through the use of repurchase agreements, asset-backed secured liquidity notes, warehouse facilities, demand loans, and securitization transactions structured as secured financings. Each of the borrowing vehicles used by the Company bears interest at floating rates based on a spread above the London InterBank Offered Rate (“LIBOR”) or asset-backed secured liquidity note interest rates.

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 6. Borrowings (Continued)

Certain information with respect to the Company’s borrowings as of December 31, 2005 is summarized in the following table (amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral (1)
Repurchase agreements	$9,303,622	4.33%	24	$9,472,231
Demand loan	40,511	4.63	13	45,057
Secured revolving credit facility	54,000	5.38	13	152,241
Asset-backed secured liquidity notes	2,008,069	4.42	14	2,080,072
CLO 2005-1 senior secured notes	773,000	4.49	4,134	996,681
CLO 2005-2 senior secured notes	727,000	4.59	4,348	946,969
CLO 2006-1 repurchase agreements	193,835	4.86	5	436,756
CDO 2005-1 repurchase agreements	263,801	5.47	18	388,783
Total	$13,363,838			$14,518,790

(1)          Collateral for borrowings consists of securities available-for-sale, loans, and non-marketable equity investments.

Certain information with respect to the Company’s borrowings as of December 31, 2004 is summarized in the following table (amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral
Repurchase agreements	$1,558,274	2.51%	20	$1,736,687
Demand loan	27,875	2.79%	1	31,662
Total	$1,586,149			$1,768,349

As of December 31, 2005, the Company had $9.8 billion outstanding on repurchase facilities with ten counterparties with a weighted average effective borrowing rate of 4.47% and a weighted average remaining term to maturity of 24 days. Because the Company borrows under repurchase agreements based on the estimated fair value of its pledged investments, and because changes in interest rates can negatively impact the valuation of its pledged investments, the Company’s ongoing ability to borrow under its repurchase facilities may be limited and its lenders may initiate margin calls in the event interest rates change or the value of its pledged securities decline as a result of adverse changes in interest rates or credit spreads.

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 6. Borrowings (Continued)

At December 31, 2005, the Company had repurchase agreements with the following counterparties (amounts in thousands):

Counterparty(2)	Amount At Risk(1)	Weighted Average Maturity (Days)	Weighted Average Interest Rate
Banc of America Securities LLC.	$4,122	25	4.44%
Bear Stearns & Co. Inc.	191,755	24	4.46
Citigroup Global Markets Ltd	63,773	25	4.44
Credit Suisse First Boston LLC.	27,325	27	4.43
Deutsche Bank AG.	126,994	18	5.47
J. P. Morgan Chase Bank, N.A	61,461	25	4.43
Lehman Brothers Holdings Inc.	22,317	25	4.43
Merrill Lynch, Pierce, Fenner & Smith Inc.	45,461	30	4.43
Morgan Stanley & Co. Inc.	255,534	22	4.52
UBS Financial Services Inc.	14,314	3	4.34
Total	$813,056

Notes:

(1)       Computed as an amount equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)       Counterparty includes subsidiaries and affiliates of each counterparty listed.

At December 31, 2004, the Company had repurchase agreements with the following counterparties (amounts in thousands):

Repurchase Agreements

Counterparty(2)	Amount At Risk(1)	Weighted Average Maturity (Days)	Weighted Average Interest Rate
Credit Suisse First Boston LLC	$48,619	20	2.48%
Bear, Stearns & Co. Inc.	106,695	31	2.84%
J.P. Morgan Securities Inc	23,942	18	2.55%
Total	$179,256

Notes:

(1)          Computed as an amount equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)          Counterparty includes subsidiaries and affiliates of each counterparty listed.

On March 30, 2005, the Company closed CLO 2005-1, a $1.0 billion CLO transaction that provides financing for investments consisting of corporate loans and certain other loans and securities. The investments that are owned by CLO 2005-1 collateralize the CLO 2005-1 debt, and as a result, those

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 6. Borrowings (Continued)

investments are not available to the Company, its creditors or stockholders. CLO 2005-1 issued a total of $773.0 million of senior secured notes at par to investors. In addition, the Company retained $148.0 million of rated mezzanine notes and $85.5 million of unrated subordinated notes issued by CLO 2005-1.

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

During April 2005 the Company formed CDO 2005-1 and began borrowing on a $300.0 million warehouse facility, in the form of a repurchase agreement, to purchase commercial real estate obligations. The repurchase facility bears interest at a rate of 30-day LIBOR plus 1.10% and as of December 31, 2005, there was $263.8 million outstanding.

During June 2005, the Company entered into a $275.0 million secured revolving credit facility. This revolving credit facility matures on June 30, 2006, and, as of December 31, 2005, the Company had $54.0 million of borrowings outstanding. The revolving credit facility bears interest at 30-day LIBOR plus 1.00%.

On September 30, 2005, the Company closed a $5.0 billion asset-backed secured liquidity note facility. This facility provides the Company with an alternative source of funding its residential mortgage-backed securities by issuing asset-backed secured liquidity notes that are rated A-1+, P-1, and F1+, by Standard and Poor’s, Moody’s Investors Service, or Moody’s, and Fitch Inc, respectively. Issuances of asset-backed secured liquidity notes are recorded as borrowings on the Company’s consolidated balance sheet. At December 31, 2005, the Company had $2.0 billion of asset-backed secured liquidity notes outstanding.

On November 3, 2005, the Company closed CLO 2005-2, its second $1.0 billion CLO transaction that provides financing for investments consisting of corporate loans and certain other loans and securities. The investments that are owned by CLO 2005-2 collateralize the CLO 2005-2 debt, and as a result, those investments are not available to the Company, its creditors or stockholders. CLO 2005-2 issued a total of $752.0 million of senior secured notes at par to investors. In addition, the Company retained $168.0 million of rated mezzanine notes and $98.5 million o f unrated subordinate notes issued by CLO 2005-2.

The senior notes issued to investors by CLO 2005-2 consist of three classes of notes as follows: (i) $545.0 million of class A-1 notes bearing interest at three-month LIBOR plus 0.26%; (ii) $57.0 million of class B notes bearing interest at three-month LIBOR plus 0.43%; and (iii) $150.0 million of class A-2 Delayed Draw notes bearing interest on the drawn amount at three-month LIBOR plus 0.26% (at December 31, 2005, $125.0 million of the delayed draw notes were drawn). All of the notes issued mature on November 26, 2017, though the Company has the right to call the notes at par any time after November 2009.

During 2005, the Company formed CLO 2006-1 and during December 2005 executed a $500.0 million warehouse facility, in the form of a repurchase agreement, to finance the purchase of corporate

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 6. Borrowings (Continued)

loans and certain other loans and securities. The repurchase facility bears interest at a rate of 30-day LIBOR plus 0.65% and as of December 31, 2005, there was $117.7 million outstanding. Additionally, CLO 2006-1 had $76.1 million outstanding under a separate repurchase agreement from the repurchase facility as of December 31, 2005. Also during December 2005, the Company formed CLO 2006-2 and executed a $450.0 million warehouse facility, in the form of a repurchase agreement, to finance the purchase of corporate loans and certain other loans and securities. The repurchase facility bears interest at a rate of 30-day LIBOR plus 0.65% and as of December 31, 2005, there were no borrowings outstanding.

The table below summarizes our contractual obligations (excluding interest) under our borrowing agreements as of December 31, 2005 (amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 years
Repurchase agreements	$9,303,622	$9,303,622	$—	$—	$—
CLO 2005-1 senior secured notes	773,000	—	—	—	773,000
CLO 2005-2 senior secured notes	727,000	—	—	—	727,000
CDO 2005-1 repurchase agreements	263,801	263,801	—	—	—
CLO 2006-1 repurchase facilities	193,835	193,835	—	—	—
Demand loan	40,511	40,511	—	—	—
Secured revolving credit facility	54,000	54,000	—	—	—
Asset-backed secured liquidity notes	2,008,069	2,008,069	—	—	—
Total	$13,363,838	$11,863,838	$—	$—	$1,500,000

Note 7. Derivative Financial Instruments

The Company uses derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings under repurchase agreements and asset-backed secured liquidity notes. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets or from fluctuations in currency values, to the extent the Company makes non-U.S. dollar-denominated investments. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The counterparties to these contractual arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. In the event of nonperformance by the counterparties, the Company is potentially exposed to losses. However, because of the high credit ratings of the counterparties with which the Company has entered into derivative transactions, the Company does not anticipate that any of the counterparties will fail to fulfill their obligations.

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 7. Derivative Financial Instruments (Continued)

The table below summarizes the estimated net fair value of the derivative instruments as of December 31, 2005 and December 31, 2004 (amounts in thousands):

	As of December 31, 2005	As of December 31, 2004
Cash Flow Hedges:
Interest rate corridors	$14,762	$—
Interest rate swaps	40,796	—
Free-Standing Derivatives:
Interest rate swaptions	879	223
Interest rate swaps	198	—
Credit default swaps	71	(625)
Total rate of return swaps	727	—
Foreign exchange contracts	—	(125)
Net fair value	$57,433	$(527)

During the year ended December 31, 2005 and the period ended December 31, 2004, the terms of the Company’s derivatives designated as cash flow hedges matched the related hedged items and, as a result, the Company recognized zero ineffectiveness from cash flow hedges in income. The following table summarizes by derivative instrument type the effect on income from free-standing derivatives for the periods:

Free-Standing Derivatives:	For the year ended December 31, 2005	For the period from August 12, 2004 (inception) through December 31, 2004
Interest rate swaptions	$(424)	$(28)
Interest rate swaps	499	—
Credit default swaps	(259)	(283)
Total rate of return swaps	755	—
Foreign exchange contracts	2,211	(125)
Net realized and unrealized gains (losses) on freestanding derivatives	$2,782	$(436)

Note 8. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (amounts in thousands):

	As of December 31, 2005	As of December 31, 2004
Net unrealized (losses) gains on available-for-sale securities	$(27,215)	$1,720
Net unrealized gains on cash flow hedges	45,559	—
Accumulated other comprehensive income	$18,344	$1,720

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 8. Accumulated Other Comprehensive Income (Continued)

The changes in the components of other comprehensive income were as follows (amounts in thousands):

	Year ended December 31, 2005	Year ended December 31, 2004
Unrealized gains on securities available-for-sale:
Unrealized holding gains (losses) arising during period	$(26,268)	$1,720
Reclassification adjustments for gains realized in net income	(2,667)	—
Unrealized gains (losses) on securities available-for-sale	(28,935)	1,720
Unrealized gains on cash flow hedges	45,559	—
Other comprehensive income	$16,624	$1,720

Note 9. Commitments

Operating Lease

As of December 31, 2005, the Company was obligated under two non-cancelable operating leases with terms of ten years and two years, respectively. The majority of the future lease payments are related to a ten-year operating lease for executive offices that the Company will relocate to in 2006. The total lease payments to be made over the ten-year period, including certain free rent periods, are being recognized as office lease expense on a straight-line basis over the ten-year period. This expense is included in general and administrative expense on the Consolidated Statements of Operations. Total rent expense under operating leases for the years ended December 31, 2005 and 2004 was $0.7 million and $0.2 million, respectively. Minimum future obligations on leases in effect at December 31, 2005, are approximately as follows (amounts in thousands):

Year	Amount
2006	$1,132
2007	1,723
2008	1,379
2009	1,388
2010	1,429
2011 and thereafter	8,357
Total	$15,408

Loan Commitments

As part of its strategy of investing in corporate loans and commercial real estate loans, the Company commits to purchase interests in primary market loan syndications, which obligate the Company to acquire a predetermined interest in such loans at a specified price on a to-be-determined settlement date. Consistent with standard industry practices, once the Company has been informed of the amount of its syndication allocation in a particular loan by the syndication agent, the Company bears the risks and

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 9. Commitments (Continued)

benefits of changes in the fair value of the syndicated loan from that date forward. As of December 31, 2005, the Company had committed to purchase or participate in approximately $61.5 million of corporate loans at December 31, 2005. In addition, the Company had an obligation to fund delayed draw commitments, upon request, totaling $72.9 million at December 31, 2005. Under the terms of the delayed draw commitments the Company receives a commitment fee of between 1.38% and 2.13% per annum for the period from the date of its commitment to the date that the delayed draw is funded.

Note 10. Stock Options and Restricted Stock

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

The following table summarizes restricted common stock transactions:

	Manager	Directors	Total
Unvested shares as of August 19, 2004	1,193,867	15,000	1,208,867
Issued	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Unvested shares as of December 31, 2004	1,193,867	15,000	1,208,867
Issued	1,875,000	28,321	1,903,321
Vested	(397,956)	(10,000)	(407,956)
Forfeited	—	(5,000)	(5,000)
Unvested shares as of December 31, 2005	2,670,911	28,321	2,699,232

The shares of restricted common stock granted to the directors were valued using the fair market value at the time of grant, which was $24.90 and $20.00 per share, for the shares of restricted common stock granted in 2005 and 2004, respectively. Pursuant to SFAS No. 123(R), the Company is required to value any unvested shares of restricted common stock granted to the Manager at the current market price. The Company valued the unvested restricted common stock at $23.99 and $20.00 per share at December 31, 2005 and December 31, 2004, respectively.

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 10. Stock Options and Restricted Stock (Continued)

The following table summarizes common stock option transactions:

	Number of Options	Weighted Average Exercise Price
Outstanding as of August 19, 2004	1,989,779	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of December 31, 2004	1,989,779	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of December 31, 2005	1,989,779	$20.00

None of the common stock options outstanding were exercised at December 31, 2005 and December 31, 2004, respectively. As of December 31, 2005, 663,260 common stock options were exercisable, and no common stock options were exercisable as of December 31, 2004. The common stock options are valued using the Black-Scholes model using the following assumptions:

	As of December 31, 2005	As of December 31, 2004
Expected life	8.6 years	9.6 years
Discount rate	4.50%	4.44%
Volatility	20%	20%
Dividend yield	9%	9%

The estimated fair value of the common stock options was $1.90 and $0.98 at December 31, 2005 and December 31, 2004, respectively. For the year ended December 31, 2005 and the period from August 12, 2004 (Inception) through December 31, 2004, the components of share-based compensation expense are as follows (amounts in thousands):

	Year ended December 31, 2005	Period from August 12, 2004 (Inception) through December 31, 2004
Options granted to Manager	$2,155	$461
Restricted shares granted to Manager	27,654	5,649
Restricted shares granted to certain directors	437	116
Total share-based compensation expense	$30,246	$6,226

Note 11. Management Agreement and Related Party Transactions

The Manager manages the Company’s day-to-day operations, subject to the direction and oversight of the Company’s Board of Directors. The Management Agreement was executed on August 12, 2004. The initial term expires on December 31, 2006 and shall be automatically renewed for a one-year term on each

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 11. Management Agreement and Related Party Transactions (Continued)

anniversary date thereafter. Following the initial term, the Management Agreement may be terminated upon the affirmative vote of at least two-thirds of the Company’s independent directors, or by a vote of the holders of a majority of the outstanding shares of the Company’s common stock.

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

For the year ended December 31, 2005, the Company incurred $21.0 million in base management fees. In addition, the Company recognized share-based compensation expense related to common stock options and restricted common stock granted to the Manager of $29.8 million for the year ended December 31, 2005 (see Note 10). The Company also reimbursed the Manager $4.9 million for expenses for the year ended December 31, 2005. The Company incurred base management fees and reimbursed the Manager for expenses of $5.1 million and $1.8 million, respectively, for the period from Inception through December 31, 2004. In addition, the Company recognized share-based compensation expense related to common stock options and restricted common stock granted to the Manager of $6.1 million for the period from Inception through December 31, 2004. Base management fees incurred and share-based compensation expense relating to common stock options and restricted common stock granted to the Manager are included in management compensation to related party on the Consolidated Statements of Operations. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of operations non-investment expense category based on the nature of the expense.

No incentive fees were earned or paid to the Manager during the year ended December 31, 2005 or during the period from Inception to December 31, 2004.

An affiliate of the Company’s Manager has entered into separate management agreements with the respective investment vehicles for CLO 2005-1 and CLO 2005-2 and is entitled to receive fees for the services performed as collateral manager. To date, the collateral manager has waived approximately $1.5 million of management fees payable to it from CLO 2005-1, which covers the period commencing in March 2005 and ending in April 2006 and has waived approximately $0.8 million of management fees payable to it from CLO 2005-2, which covers the period commencing November 2005 and ending in May 2006. The waivers for CLO 2005-1 and CLO 2005-2 expire in April 2006 and May 2006, respectively, and there is no guarantee that the collateral manager will waive such management fees subsequent to those dates.

During the fourth quarter of 2005, the Company co-invested $52.5 million on a pari passu basis with KKR in four separate private equity transactions.

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 12. Income Taxes

Even though the Company qualifies for federal taxation as a REIT, it may be subject to some amount of federal, state, local and foreign taxes based on the Company’s taxable income. KKR TRS, however, is taxed as a regular subchapter C corporation under the Code. The income tax provision for the Company (REIT) and KKR TRS (TRS) for the year ended December 31, 2005 and the period from August 12, 2004 (inception) through to December 31, 2004 consisted of the following components (amounts in thousands):

	Year ended December 31, 2005	Period from August 12, 2004 (inception) through December 31, 2004
Current provision:
Federal—TRS	$1,473	$—
Federal—REIT	352	—
State—TRS	242	—
Foreign—REIT	152	—
Total current provision	2,219	—
Deferred provision (benefit):
Federal—TRS	788	(190)
State—TRS	137	(38)
Total deferred provision (benefit)	925	(228)
Total provision for income taxes	$3,144	$(228)

The above tax expense (benefit) was based on KKR TRS’s effective tax rate of 40.75% at December 31, 2005 and 42.02% at December 31, 2004. It was equivalent to the combined rate of the Federal statutory income tax rate and the State statutory income tax rate, net of Federal benefit.

The components of the deferred tax assets and liabilities as of December 31, 2005 and December 31, 2004 are as follows (amounts in thousands):

	December 31, 2005	December 31, 2004
Deferred tax assets:
Unrealized loss—derivatives	$—	$147
Net operating loss carryforward	—	81
Gross deferred tax asset	$—	$228
Deferred tax liabilities:
Unrealized gain—derivatives	$697	$—
Net operating loss carryforward	—	—
Gross deferred tax liabilities	$697	$—
Net deferred tax asset (liability)	$(697)	$228
Valuation allowance	—	—
Total deferred tax asset (liability)	$(697)	$228

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 12. Income Taxes (Continued)

For federal income tax purposes, the distributions declared and paid during 2005 on the Company’s common stock are 100% taxable as dividend income at ordinary rates and no portion of the dividends is eligible for the 15% dividend tax rate or the corporate dividends received deduction.

Note 13. Leasehold Improvements and Equipment

The following is a summary of the Company’s leasehold improvements and equipment, which are included in other assets in the consolidated balance sheet at December 31, 2005 and 2004 (dollars in thousands):

	December 31, 2005	December 31, 2004
Leasehold improvements	$1,274	$385
Furniture and equipment	1,435	608
	2,709	993
Accumulated depreciation and amortization	(641)	(85)
Total property and equipment, net	$2,068	$908

Depreciation and amortization expense was $0.6 million and $0.1 million for the years ended December 31, 2005 and 2004, respectively.

Note 14. Fair Value of Financial Instruments

SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of securities available-for-sale, loans, derivatives, and loan commitments is based on quoted market prices or estimates provided by independent pricing sources. The fair value of cash and cash equivalents, interest payable, repurchase agreements, collateralized loan obligation senior secured notes, asset-backed secured liquidity notes, secured revolving credit facility, secured demand loan and interest payable, approximates cost as of December 31, 2005 and December 31, 2004, due to the short-term nature of these instruments.

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 14. Fair Value of Financial Instruments (Continued)

The table below discloses the carrying value and the fair value of the Company’s financial instruments as of December 31, 2005 (dollars in thousands):

	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$96,333	$96,333
Securities available-for-sale	6,149,506	6,149,506
Loans, net of allowance for loan losses of $1,500	8,846,341	8,820,970
Non-marketable equity securities	52,500	52,500
Interest receivable	59,993	59,993
Derivatives	58,898	58,898
Financial Liabilities:
Repurchase agreements	$9,761,258	$9,761,258
Collateralized loan obligation senior secured notes	1,500,000	1,500,000
Asset-backed secured liquidity notes	2,008,069	2,008,069
Secured revolving credit facility	54,000	54,000
Secured demand loan	40,511	40,511
Interest payable	21,415	21,415
Derivatives	1,465	1,465
Off-Balance Sheet Items:
Loan commitments	$—	$346

The table below discloses the carrying value and the fair value of the Company’s financial instruments as of December 31, 2004 (dollars in thousands):

	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$8,540	$8,540
Securities available-for-sale	1,651,280	1,651,280
Loans	682,757	686,290
Interest receivable	2,694	2,694
Derivatives	223	223
Financial Liabilities:
Repurchase agreements	$1,558,274	$1,558,274
Demand loan	27,875	27,875
Interest payable	771	771
Derivatives	750	750
Off-Balance Sheet Items:
Loan commitments	$—	$642

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 15. Summary of Quarterly Information (Unaudited)

The following is a presentation of the quarterly results of operations (amounts in thousands, except per share information):

	2005				2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Period from August 12, 2004 (inception) to September 30, 2004
Net investment income:
Total investment income	$178,770	$116,587	$69,026	$35,546	$6,656	$1,466
Interest expense	(133,456)	(77,532)	(48,281)	(20,449)	(975)	—
Provision for loan losses	(200)	(1,300)	—	—
Net investment income	45,114	37,755	20,745	15,097	5,681	1,466
Other income:
Total other income (loss)	2,984	1,879	1,859	838	(488)	—
Non-investment expenses:
Related party management compensation	17,721	14,331	10,731	8,008	7,421	3,801
Professional services	1,504	1,432	788	397	680	221
Loan servicing expense	3,144	1,369	363	267	—	—
Insurance expense	267	275	216	217	216	119
Directors expenses	352	368	152	199	242	99
General and administrative expenses	1,838	2,630	858	619	141	656
Total non-investment expenses	24,826	20,405	13,108	9,707	8,700	4,896
Income (loss) before income tax expense (benefit)	23,272	19,229	9,496	6,228	(3,507)	(3,430)
Income tax expense (benefit)	1,263	775	994	112	(228)	—
Net income (loss)	$22,009	$18,454	$8,502	$6,116	$(3,279)	$(3,430)
Net income (loss) per common share:
Basic	$0.28	$0.24	$0.21	$0.15	$(0.08)	$(0.09)
Diluted	$0.28	$0.24	$0.21	$0.15	$(0.08)	$(0.09)
Weighted-average number of common shares outstanding:
Basic	77,675	77,486	40,212	39,796	39,796	39,796
Diluted	78,787	78,492	40,994	40,301	39,796	39,796
Distributions declared per common share	$0.32	$—	$0.40	$0.25	$—	$—

Note 16. Subsequent Events

On February 1, 2006, the Company’s Board of Directors declared a cash distribution for the quarter ended December 31, 2005 on the Company’s common stock of $0.40 per share. The distribution was paid on February 28, 2006 to stockholders of record as of the close of business on February 15, 2006.

During January 2006, the Company invested $40 million in a series of corporate floating rate notes which were rated BB by Standard and Poor’s and were issued by an unaffiliated third party. KKR Financial Advisors II, LLC, a wholly-owned subsidiary of the Company’s Manager, is the collateral manager for the unaffiliated third party in connection with this corporate floating rate note transaction.