Form 10-Q
period 2006-03-31
KKR Financial Corp
filed 2006-05-10
CIK 1301508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

The number of shares of the registrant’s common stock outstanding as of May 5, 2006 was 80,374,061.

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
Part II.
OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

KKR Financial Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except share information)

	March 31, 2006	December 31, 2005
Assets
Cash and cash equivalents	$19,853	$16,110
Restricted cash and cash equivalents	127,673	80,223
Securities available-for-sale, $6,286,793 and $5,910,399 pledged as collateral as of March 31, 2006 and December 31, 2005, respectively	6,842,052	6,149,506
Loans, net of allowance for loan losses of $1,500 as of March 31, 2006 and December 31, 2005	8,521,380	8,846,341
Derivative assets	103,428	58,898
Interest receivable	64,932	59,993
Principal receivable	4,513	7,108
Non-marketable equity securities	101,032	52,500
Other assets	30,676	19,861
Total assets	$15,815,539	$15,290,540
Liabilities
Repurchase agreements	$8,774,319	$9,761,258
Collateralized loan obligation senior secured notes	1,500,000	1,500,000
Asset-backed secured liquidity notes	3,033,868	2,008,069
Secured revolving credit facility	57,634	54,000
Secured demand loan	40,511	40,511
Junior subordinated notes	51,550	—
Payable for securities purchases	562,555	196,315
Accounts payable, accrued expenses and other liabilities	62,509	45,925
Accrued interest payable	21,777	21,415
Related party payable	5,180	3,673
Income tax liability	1,275	2,763
Derivative liabilities	544	1,465
Total liabilities	14,111,722	13,635,394
Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized and 80,374,061 shares issued and outstanding at March 31, 2006 and December 31, 2005	804	804
Additional paid-in-capital	1,646,779	1,639,996
Accumulated other comprehensive income	61,994	18,344
Accumulated deficit	(5,760)	(3,998)
Total stockholders’ equity	1,703,817	1,655,146
Total liabilities and stockholders’ equity	$15,815,539	$15,290,540

See notes to condensed consolidated financial statements.

KKR Financial Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share information)

	For the three months ended March 31, 2006	For the three months ended March 31, 2005
Net investment income:
Securities interest income	$79,964	$23,869
Loan interest income	125,106	10,888
Dividend income	883	534
Other interest income	1,845	255
Total investment income	207,798	35,546
Interest expense	(156,563)	(20,449)
Net investment income	51,235	15,097
Other income:
Net realized and unrealized gain on derivatives and foreign exchange	10	127
Net realized gain on investments	1,448	343
Fee and other income	215	368
Total other income	1,673	838
Non-investment expenses:
Related party management compensation	14,440	8,008
Professional services	947	397
Loan servicing expense	3,996	267
Insurance expense	224	217
Directors expenses	373	199
General and administrative expenses	2,228	619
Total non-investment expenses	22,208	9,707
Income before income tax expense	30,700	6,228
Income tax expense	312	112
Net income	$30,388	$6,116
Net income per common share:
Basic	$0.39	$0.15
Diluted	$0.38	$0.15
Weighted-average number of common shares outstanding:
Basic	77,675	39,796
Diluted	79,314	40,301
Distributions declared per common share	$0.40	$—

See notes to condensed consolidated financial statements.

KKR Financial Corp. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(Amounts in thousands)

	Shares of Common Stock	Common Stock at Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2006	80,374	$804	$1,639,996	$18,344	$(3,998)		$1,655,146
Net income	—	—	—	—	30,388	$30,388	30,388
Net change in unrealized gain on cash flow hedges	—	—	—	47,067	—	47,067	47,067
Net change in unrealized loss on securities available-for-sale	—	—	—	(3,417)	—	(3,417)	(3,417)
Comprehensive income						$74,038
Cash distributions on common stock	—	—	—	—	(32,150)		(32,150)
Amortization of restricted common stock and common stock options	—	—	6,783	—	—		6,783
Balance at March 31, 2006	80,374	$804	$1,646,779	$61,994	$(5,760)		$1,703,817

See notes to condensed consolidated financial statements.

KKR Financial Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three months ended March 31, 2006	Three months ended March 31, 2005
Cash flows from operating activities:
Net income	$30,388	$6,116
Adjustments to reconcile net income to cash provided by operating activities:
Unrealized gain (loss) on derivatives	643	(403)
Unrealized gain on equity short positions	(53)	—
Realized gain (loss) on foreign currency translation	(374)	192
Share-based compensation	6,783	4,746
Net gain on sale of securities available-for-sale	(639)	(343)
Net gain on sale of loans	(810)	—
Depreciation and net amortization	804	728
Deferred income tax (benefit) expense	(590)	112
Changes in assets and liabilities:
Interest receivable	(4,939)	(15,014)
Other assets	(7,009)	1
Related party payable	1,507	(38)
Accounts payable, accrued expenses and other liabilities	15,737	(281)
Accrued interest payable	362	3,536
Net cash provided by (used in) operating activities	41,810	(648)
Cash flows from investing activities:
Purchase of securities available-for-sale	(833,894)	(3,437,355)
Principal payments on securities available-for-sale	495,160	103,454
Proceeds from sale of securities available-for-sale	13,638	9,921
Purchase of loans	(638,449)	(695,309)
Principal payments on loans	858,254	64,059
Proceeds from sale of loans	104,714	—
Purchases of non-marketable equity securities	(50,930)	—
Payments on non-marketable equity securities	2,405	—
Proceeds from sale of derivatives	973	—
Net additions to restricted cash and cash equivalents	(47,449)	(350,875)
Addition of leasehold improvements and equipment	(2,701)	(109)
Net cash used in investing activities	(98,279)	(4,306,214)
Cash flows from financing activities:
Proceeds from borrowings:
Repurchase agreements	29,203,926	15,452,632
Asset-backed secured liquidity notes	8,090,097	—
Collateralized loan obligation senior secured notes	—	666,021
Secured revolving credit facility	100,000	—
Secured demand loan	—	9,000
Junior subordinated notes	50,000	—
Other capitalized costs	(2,876)	—
Purchase of interest rate derivatives	—	(10,072)
Repayments of borrowings:
Repurchase agreements	(30,190,865)	(11,764,847)
Asset-backed secured liquidity notes	(7,061,554)	—
Secured revolving credit facility	(96,366)	—
Distributions on common stock	(32,150)	—
Net cash provided by financing activities	60,212	4,352,734
Net increase in cash and cash equivalents	3,743	45,872
Cash and cash equivalents at beginning of period	16,110	7,219
Cash and cash equivalents at end of period	$19,853	$53,091
Supplemental cash flow information:
Cash paid for interest	$156,201	$16,993
Cash paid for taxes	$1,838	$—
Non-cash investing and financing activities:
Unsettled securities trades	$562,555	$—

See notes to condensed consolidated financial statements.

KKR Financial Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization

KKR Financial Corp., and its subsidiaries, (the “Company” or “KKR Financial”) is a specialty finance company that invests in multiple asset classes and uses leverage to generate competitive leveraged risk-adjusted returns. The Company currently makes investments in the following asset classes: (i) residential mortgage loans and mortgage-backed securities; (ii) corporate loans and debt securities; (iii) commercial real estate loans and debt securities; (iv) asset-backed securities; and (v) marketable and non-marketable equity securities. The Company also makes opportunistic investments in other asset classes from time to time.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its taxable REIT subsidiaries: KKR TRS Holdings, Inc. (“KKR TRS”); KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”); KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”); KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), and KKR Financial CDO 2005-1, Ltd. (“CDO 2005-1”). The Company intends to make a taxable REIT subsidiary election with respect to KKR Financial CLO 2006-2, Ltd. (“CLO 2006-2”) in the future. KKR TRS was formed to make, from time to time, certain investments that would not be REIT qualifying investments if made directly by the Company, and to earn income that would not be REIT qualifying income if earned directly by the Company. CLO 2005-1, CLO 2005-2, CLO 2006-1, and CLO 2006-2 are entities established to execute collateralized loan obligation (“CLO”) secured financing transactions. CDO 2005-1 is an entity established to complete a collateralized debt obligation (“CDO”) secured financing transaction. The consolidated financial statements also include the accounts of the Company’s qualified REIT subsidiaries: KKR Financial Mortgage Corp. (“KKR Mortgage”); KKR QRS #1, Inc. (“KKR QRS”); KKR Pacific Funding Trust and KKR Pacific Funding Depositor Corporation (collectively, “KKR Pacific”); and KKR Atlantic Funding Trust and KKR Atlantic Funding Depositor Corporation (collectively, “KKR Atlantic”). KKR Mortgage was formed to sell, from time to time, the Company’s whole loan mortgage pools in residential mortgage-backed securitization (“RMBS”) transactions. KKR QRS was formed to hold the residual interests in RMBS transactions structured as real estate mortgage investment conduits (“REMICs”) for tax purposes. KKR Pacific and KKR Atlantic were formed to finance the Company’s RMBS investments through the issuance of asset-backed secured liquidity notes. The term “Company” refers to these entities collectively, unless otherwise noted. The entities consolidated by the Company are either wholly-owned subsidiaries or entities established to complete secured financing transactions that are considered to be variable interest entities and for which the Company is the primary beneficiary. For additional information, see “Consolidation” below. Certain amounts for prior periods have been reclassified to conform to the current presentation.

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

The Company monitors its available-for-sale investment portfolio for impairments. A loss is recognized when it is determined that a decline in the estimated fair value of a security below its amortized cost is other-

than-temporary. The Company considers many factors in determining whether the impairment of a security is deemed to be other-than-temporary, including but not limited to the length of time the security has had a decline in estimated fair value below its amortized cost, the amount of the unrealized loss, the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings.

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

Non-marketable Equity Securities

Non-marketable equity securities consist primarily of private equity investments. These investments are accounted for under the cost method. The Company reviews these investments quarterly for possible other-than-temporary impairment. The Company reduces the carrying value of the investment and recognizes a loss when the Company considers a decline in estimated fair value below cost to be other-than-temporary.

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

Trust Preferred Securities

In March 2006, the Company formed KKR Financial Capital Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities. In accordance with FIN 46R, the Trust is not consolidated by the Company as the Company has determined that it is not the primary beneficiary of the Trust. The Company owns 100% of the common equity of the Trust, which also issued $50.0 million of preferred securities to unaffiliated investors. The Company’s $1.55 million investment in the common shares of the Trust is included in other assets on the Company’s consolidated financial statements.

Derivative Financial Instruments

The Company recognizes all derivatives on the consolidated balance sheet at estimated fair value. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, the Company designates and documents each derivative contract as one of the following at the time the contract is executed: (i) a hedge of a recognized asset or liability or an unrecognized firm commitment; (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability; (iii) a hedge of a net investment in a foreign operation; or (iv) a derivative instrument not designated as a hedging instrument.

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

KKR TRS, CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2006-2 and CDO 2005-1 are not consolidated for federal income tax return purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in KKR TRS, a domestic taxable REIT subsidiary, because it is taxed as a regular subchapter C corporation under the provisions of the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the federal income tax basis of assets and liabilities as of each consolidated balance sheet date. CLO 2005-1, CLO 2005-2, CLO 2006-1 and CDO 2005-1, the Company’s foreign taxable REIT subsidiaries, and CLO 2006-2, which will elect to be a taxable REIT subsidiary in the future, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. Therefore, despite their status as taxable REIT subsidiaries, they generally will not be subject to corporate income tax on their earnings, and no provision for income taxes for the three months ended March 31, 2006 is required; however, the Company will generally be required to include their current taxable income in its calculation of REIT taxable income.

Earnings Per Share

In accordance with SFAS No. 128, Earnings per Share, the Company presents both basic and diluted earnings per common share (“EPS”) in its consolidated financial statements and footnotes thereto. Basic earnings per common share (“Basic EPS”) excludes dilution and is computed by dividing net income or loss allocable to common stockholders by the weighted average number of common shares, including vested restricted common shares, outstanding for the period. Diluted earnings per share (“Diluted EPS”) reflects the potential dilution of common stock options and unvested restricted common stock, if they are not anti-dilutive. See Note 3 for earnings per common share computations.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. Key provisions of SFAS No. 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of SFAS No. 133 (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with SFAS No. 133. The Company is required to adopt SFAS 155 in the first quarter of 2007. The Company does not expect that the adoption of SFAS No. 155 will have a material effect on its consolidated financial statements.

Note 3. Earnings per Share

The Company calculates basic net income per common share by dividing net income for the period by the weighted-average shares of its common stock outstanding for the period. Diluted net income per common share takes into account the effect of dilutive instruments, such as common stock options and unvested restricted common stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares of its common stock outstanding. The following table presents a reconciliation of basic and diluted net income per common share for the three months ended March 31, 2006 and 2005 (amounts in thousands, except per share information):

	Three months ended March 31, 2006	Three months ended March 31, 2005
Basic:
Net income	$30,388	$6,116
Weighted-average number of common shares outstanding	77,675	39,796
Basic net income per common share	$0.39	$0.15
Diluted:
Net income	$30,388	$6,116
Weighted-average number of common shares outstanding	77,675	39,796
Plus: Incremental shares from assumed conversion of dilutive instruments	1,639	505
Adjusted weighted-average number of common shares outstanding	79,314	40,301
Diluted net income per common share	$0.38	$0.15

Note 4. Securities Available-for-Sale

The following table summarizes the Company’s securities classified as available-for-sale as of March 31, 2006, which are carried at estimated fair value (amounts in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Residential mortgage-backed securities	$6,158,177	$13,140	$(56,443)	$6,114,874
Commercial mortgage-backed securities	69,815	341	(178)	69,978
Asset-backed securities	21,629	71	—	21,700
Corporate securities	566,529	16,622	(3,972)	579,179
Common and preferred stock	56,534	485	(698)	56,321
Total	$6,872,684	$30,659	$(61,291)	$6,842,052

The following table shows the gross unrealized losses and fair value of the Company’s securities investments, aggregated by length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2006:

	Less Than 12 months		12 Months or More		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Residential mortgage-backed securities	$457,885	$(629)	$2,061,131	$(55,814)	$2,519,016	$(56,443)
Commercial mortgage-backed securities	41,315	(178)	—	—	41,315	(178)
Corporate securities	89,846	(3,972)	—	—	89,846	(3,972)
Common and preferred stock	17,129	(698)	—	—	17,129	(698)
Total	$606,175	$(5,477)	$2,061,131	$(55,814)	$2,667,306	$(61,291)

The unrealized losses in the above table are temporary impairments due to changes in market interest rates and are not reflective of credit deterioration.  As the Company has the intent and ability to hold these investments until recovery, unrealized losses are not considered to be other-than-temporary impairments.

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

All securities in an unrealized loss position at December 31, 2005 have been in an unrealized loss position for less than one year.

During the three months ended March 31, 2006, the Company’s gross realized gains from the sales of securities were $0.6 million. The Company had gross realized losses of eleven thousand from the sales of securities during the three months ended March 31, 2006. In the three months ended March 31, 2005, the Company’s gross realized gains from the sales of securities were $0.3 million. The Company had no gross realized losses from the sales of securities during the three months ended March 31, 2005.

Note 6 to these consolidated financial statements describes the Company’s borrowings under which the Company has pledged securities available-for-sale for borrowings under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions. The following table summarizes the estimated fair value of securities pledged as collateral under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions as of March 31, 2006:

(amounts in thousands)	Residential Mortgage-Backed Securities	Commercial Mortgage-Backed Securities	Corporate Securities(1)
Pledged as collateral for borrowings under repurchase agreements	$4,485,502	$258,884	$384,982
Pledged as collateral for asset-backed secured liquidity notes	920,486	—	—
Pledged as collateral for borrowings under secured revolving credit facility	—	—	7,466
Pledged as collateral for borrowings under secured demand loan	—	45,387	—
Pledged as collateral for collateralized loan obligation senior secured notes	—	5,014	179,072
Total	$5,405,988	$309,285	$571,520

The following table summarizes the estimated fair value of securities pledged as collateral under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions as of December 31, 2005:

(amounts in thousands)	Residential Mortgage-Backed Securities	Commercial Mortgage-Backed Securities	Corporate Securities(1)
Pledged as collateral for borrowings under repurchase agreements	$4,534,257	$65,352	$286,365
Pledged as collateral for asset-backed secured liquidity notes	720,370	—	—
Pledged as collateral for borrowings under secured revolving credit facility	—	—	82,888
Pledged as collateral for borrowings under secured demand loan	—	45,057	—
Pledged as collateral for collateralized loan obligation senior secured notes	—	5,021	171,089
Total	$5,254,627	$115,430	$540,342

(1)             Includes asset-backed securities.

Note 5. Loans

The following table summarizes the Company’s loans as of March 31, 2006 (amounts in thousands):

	Principal	Unamortized Premium/(Discount)	Net Amortized Cost
Residential mortgage loans	$6,120,533	$21,791	$6,142,324
Corporate loans	2,069,452	(3,313)	2,066,139
Commercial real estate loans	315,442	(1,025)	314,417
Allowance for loan losses for residential mortgage loans	(1,500)	—	(1,500)
Total loans held for investment	8,503,927	17,453	8,521,380
Loans held for sale	—	—	—
Total loans, net of allowance for loan losses	$8,503,927	$17,453	$8,521,380

The following table summarizes of the Company’s loans as of December 31, 2005 (amounts in thousands):

	Principal	Unamortized Premium/(Discount)	Net Amortized Cost
Residential mortgage loans	$6,405,701	$23,121	$6,428,822
Corporate loans	1,900,385	(3,108)	1,897,277
Commercial real estate loans	522,750	(1,008)	521,742
Allowance for loan losses for residential mortgage loans	(1,500)	—	(1,500)
Total loans held for investment	8,827,336	19,005	8,846,341
Loans held for sale	—	—	—
Total loans, net of allowance for loan losses	$8,827,336	$19,005	$8,846,341

During the year ended December 31, 2005, the Company purchased $5.9 billion of securities in connection with five securitization transactions backed by $4.5 billion of residential hybrid ARM loans and $1.4 billion of residential ARM loans. In each of the five securitization transactions, the Company purchased all of the securities issued, including the subordinate classes. Included in the $5.9 billion of securities purchased were $0.4 billion of loans contributed to the securitization transactions by the Company, resulting in a net purchase by the Company of $5.5 billion of securities. Of the $5.9 billion of securities purchased, approximately 96% were rated AAA by Standard & Poor’s Ratings Service or Standard & Poor’s. Each of the special-purpose entities that issued the securities are not considered qualifying special-purpose entities as defined by SFAS No. 140 and are treated as VIEs under FIN 46R. The Company has determined that it is the primary beneficiary of each of the special-purpose entities that issued the securities; accordingly, the Company recorded its investments as loans and not securities.

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

The following table summarizes the delinquency statistics of residential mortgage loans as of March 31, 2006 (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
30 to 59 days	79	$39,408
60 to 89 days	5	2,001
90 days or more	6	1,424
In foreclosure	5	1,211
Total	95	$44,044

The following table summarizes the delinquency statistics of residential mortgage loans as of December 31, 2005 (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
30 to 59 days	82	$31,049
60 to 89 days	11	3,427
90 days or more	6	1,589
In foreclosure	—	—
Total	99	$36,065

No corporate loans or commercial real estate loans were delinquent as of March 31, 2006 or December 31, 2005.

The following table summarizes the changes in the allowance for loan losses for the Company’s residential mortgage loan portfolio during the three months ended March 31, 2006 (amounts in thousands):

Balance, beginning of period	$1,500
Provision for loan losses	—
Charge-offs	—
Balance, end of period	$1,500

As of March 31, 2006 and December 31, 2005, the Company had not recorded an allowance for loan losses for its commercial real estate or corporate loan portfolios. In reviewing the Company’s portfolio of commercial real estate loans and corporate loans, the Company determined that no loans were impaired as of March 31, 2006 or December 31, 2005.

Note 6 to these consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions. The following table summarizes the carrying value of loans pledged as collateral under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions as of March 31, 2006:

(amounts in thousands)	Residential Mortgage Loans	Corporate Loans	Commercial Real Estate Loans
Pledged as collateral for borrowings under repurchase agreements	$3,831,250	$241,609	$258,884
Pledged as collateral for asset-backed secured liquidity notes	2,192,394	—	—
Pledged as collateral for borrowings under secured revolving credit facility	—	88,470	—
Pledged as collateral for collateralized loan obligation senior secured notes	—	1,658,679	55,533
Total	$6,023,644	$1,988,758	$314,417

The following table summarizes the carrying value of loans pledged as collateral under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions as of December 31, 2005:

(amounts in thousands)	Residential Mortgage Loans	Corporate Loans	Commercial Real Estate Loans
Pledged as collateral for borrowings under repurchase agreements	$4,904,779	$145,217	$380,090
Pledged as collateral for asset-backed secured liquidity notes	1,366,300	—	—
Pledged as collateral for borrowings under secured revolving credit facility	—	59,965	10,000
Pledged as collateral for collateralized loan obligation senior secured notes	—	1,715,100	40,000
Total	$6,271,079	$1,920,282	$430,090

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

Certain information with respect to the Company’s borrowings as of March 31, 2006 is summarized in the following table (amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral (1)
Repurchase agreements	$8,184,096	4.87%	23	$8,340,852
Demand loan	40,511	5.38	15	45,387
Secured revolving credit facility	57,634	5.63	15	96,081
Asset-backed secured liquidity notes	3,033,868	4.77	16	3,100,902
CLO 2005-1 senior secured notes	773,000	4.91	4,044	975,103
CLO 2005-2 senior secured notes	727,000	5.07	4,258	940,434
CLO 2006-1 repurchase agreements	401,238	5.35	67	622,241
CDO 2005-1 repurchase agreements	188,985	5.88	20	274,466
Junior subordinated notes	51,550	7.64	10,980	—
Total	$13,457,882			$14,395,466

Certain information with respect to the Company’s borrowings as of December 31, 2005 is summarized in the following table (amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral (1)
Repurchase agreements	$9,303,622	4.33%	24	$9,472,231
Demand loan	40,511	4.63	13	45,057
Secured revolving credit facility	54,000	5.38	13	152,241
Asset-backed secured liquidity notes	2,008,069	4.42	14	2,080,072
CLO 2005-1 senior secured notes	773,000	4.49	4,134	996,681
CLO 2005-2 senior secured notes	727,000	4.59	4,348	946,969
CLO 2006-1 repurchase agreements	193,835	4.86	5	436,756
CDO 2005-1 repurchase agreements	263,801	5.47	18	388,783
Total	$13,363,838			$14,518,790

(1)             Collateral for borrowings consists of securities available-for-sale, loans, and non-marketable equity investments.

On March 30, 2005, the Company closed CLO 2005-1, a $1.0 billion CLO transaction that provides financing for investments consisting of corporate loans and certain other loans and securities. The investments that are owned by CLO 2005-1 collateralize the CLO 2005-1 debt, and as a result, those investments are not available to the Company, its creditors or stockholders. CLO 2005-1 issued a total of $773.0 million of senior secured notes at par to investors. In addition, the Company retained $148.0 million of rated mezzanine notes and $85.5 million of unrated subordinated notes issued by CLO 2005-1.

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

During April 2005 the Company formed CDO 2005-1 and began borrowing on a $300.0 million warehouse facility, in the form of a repurchase agreement, to purchase commercial real estate obligations. The repurchase facility bears interest at a rate of 30-day LIBOR plus 1.10% and as of March 31, 2006, there was $189.0 million outstanding.

During June 2005, the Company entered into a $275.0 million secured revolving credit facility. This revolving credit facility matures on June 30, 2006, and, as of March 31, 2006, the Company had $57.6 million of borrowings outstanding. The revolving credit facility bears interest at 30-day LIBOR plus 1.00%.

On September 30, 2005, the Company closed a $5.0 billion asset-backed secured liquidity note facility. This facility provides the Company with an alternative source of funding its residential mortgage-backed securities by issuing asset-backed secured liquidity notes that are rated A-1+, P-1, and F1+, by Standard & Poor’s, Moody’s Investors Service, or Moody’s, and Fitch Inc., respectively. Issuances of asset-backed secured liquidity notes are recorded as borrowings on the Company’s consolidated balance sheet. At March 31, 2006, the Company had $3.0 billion of asset-backed secured liquidity notes outstanding.

On November 3, 2005, the Company closed CLO 2005-2, its second $1.0 billion CLO transaction that provides financing for investments consisting of corporate loans and certain other loans and securities. The investments that are owned by CLO 2005-2 collateralize the CLO 2005-2 debt, and as a result, those investments are not available to the Company, its creditors or stockholders. CLO 2005-2 issued a total of $752.0 million of senior secured notes at par to investors. In addition, the Company retained $168.0 million of rated mezzanine notes and $98.5 million of unrated subordinate notes issued by CLO 2005-2.

The senior notes issued to investors by CLO 2005-2 consist of three classes of notes as follows: (i) $545.0 million of class A-1 notes bearing interest at three-month LIBOR plus 0.26%; (ii) $57.0 million of class B notes bearing interest at three-month LIBOR plus 0.43%; and (iii) $150.0 million of class A-2 Delayed Draw notes bearing interest on the drawn amount at three-month LIBOR plus 0.26% (at March 31, 2006, $125.0 million of the delayed draw notes were drawn). All of the notes issued mature on November 26, 2017, though the Company has the right to call the notes at par any time after November 2009.

During 2005, the Company formed CLO 2006-1 and during December 2005 executed a $500.0 million warehouse facility, in the form of a repurchase agreement, to finance the purchase of corporate loans and certain other loans and securities. The repurchase facility bears interest at a rate of 30-day LIBOR plus 0.65% and as of March 31, 2006, there was $290.3 million outstanding. Additionally, CLO 2006-1 had $110.9 million outstanding under a separate repurchase agreement from the repurchase facility as of March 31, 2006. Also during December 2005, the Company formed CLO 2006-2 and executed a $450.0 million warehouse facility, in the form of a repurchase agreement, to finance the purchase of corporate loans and certain other loans and securities. The repurchase facility bears interest at a rate of 30-day LIBOR plus 0.65% and as of March 31, 2006, there were no borrowings outstanding.

During March 2006, the Company formed KKR Financial Capital Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities. On March 28, 2006, the Trust issued preferred securities to unaffiliated investors for gross proceeds of $50.0 million and common securities to the Company for $1.6 million. The combined proceeds were invested by the Trust in $51.6 million of junior subordinated notes issued by the Company. The junior subordinated notes are the sole assets of the Trust and mature on April 30, 2036, but are callable on or after April 30, 2011. Interest is payable quarterly at a fixed rate of 7.635% (ten-year LIBOR plus 2.45%) through March 2016 and thereafter at a floating rate equal to three-month LIBOR plus 2.65%.

On March 30, 2006, the Company closed its second $5.0 billion asset-backed secured liquidity note facility. This facility provides the Company with an alternative source of funding its residential mortgage-backed securities by issuing asset-backed secured liquidity notes that are rated A-1+, P-1, and F1+, by Standard & Poor’s, Moody’s, and Fitch Inc., respectively. At March 31, 2006, the Company had no borrowings outstanding under this facility.

Note 7. Derivative Financial Instruments

The Company uses derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings under repurchase agreements and asset-backed secured liquidity notes. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets or from fluctuations in currency values, to the extent the Company makes non-U.S. dollar-denominated investments. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The counterparties to these contractual arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. In the event of nonperformance by the counterparties, the Company is potentially exposed to losses. The Company has entered into derivative transactions with counterparties with high credit ratings and as a result the Company does not anticipate that any of the counterparties will fail to fulfill their obligations.

KKR Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The table below summarizes the estimated net fair value of the derivative instruments as of March 31, 2006 and December 31, 2005 (amounts in thousands):

	As of March 31, 2006	As of December 31, 2005
Cash Flow Hedges:
Interest rate corridors	$19,766	$14,762
Interest rate swaps	82,893	40,796
Free-Standing Derivatives:
Interest rate swaptions	200	879
Interest rate swaps	—	198
Credit default swaps	347	71
Total rate of return swaps	(322)	727
Net fair value	$102,884	$57,433

Note 8. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (amounts in thousands):

	As of March 31, 2006	As of December 31, 2005
Net unrealized losses on available-for-sale securities	$(30,632)	$(27,215)
Net unrealized gains on cash flow hedges	92,626	45,559
Accumulated other comprehensive income	$61,994	$18,344

The changes in the components of other comprehensive income (loss) were as follows (amounts in thousands):

	Three months ended March 31, 2006	Three months ended March 31, 2005
Unrealized gains on securities available-for-sale:
Unrealized holding losses arising during period	$(4,056)	$(37,056)
Reclassification adjustments for gains (losses) realized in net income	639	(343)
Unrealized losses on securities available-for-sale	(3,417)	(37,399)
Unrealized gains on cash flow hedges	47,067	15,220
Other comprehensive income (loss)	$43,650	$(22,179)

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

The exercise price for any stock option granted under the 2004 Stock Incentive Plan may not be less than 100% of the fair market value of the shares of common stock at the time the common stock option is granted. Each common stock option must terminate no more than ten years from the date it is granted. The 2004 Stock Incentive Plan, as amended, authorizes that a total of 7,964,625 shares may be used to satisfy awards under the 2004 Stock Incentive Plan. The Company made its initial grants under the 2004 Stock Incentive Plan on August 12, 2004, and August 19, 2004, the dates that the Company closed its initial private placement of common stock and the date that the over-allotment option was exercised, respectively.

The following table summarizes restricted common stock transactions:

	Manager	Directors	Total
Unvested shares as of January 1, 2006	2,670,911	28,321	2,699,232
Issued	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Unvested shares as of March 31, 2006	2,670,911	28,321	2,699,232

The shares of restricted common stock granted to the directors were valued using the fair market value at the time of grant, which was $24.90 and $20.00 per share, for the shares of restricted common stock granted in 2005 and 2004, respectively. Pursuant to SFAS No. 123(R), the Company is required to value any unvested shares of restricted common stock granted to the Manager at the current market price. The Company valued the unvested restricted common stock at $22.43 and $21.25 per share at March 31, 2006 and March 31, 2005, respectively.

The following table summarizes common stock option transactions:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2006	1,989,779	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of March 31, 2006	1,989,779	$20.00

None of the common stock options outstanding were exercised at March 31, 2006 and March 31, 2005, respectively. As of March 31, 2006, 663,260 common stock options were exercisable, and no common stock options were exercisable as of March 31, 2005. The common stock options are valued using the Black-Scholes model using the following assumptions:

	As of March 31, 2006	As of March 31, 2005
Expected life	8.3 years	9.3 years
Discount rate	4.96%	4.66%
Volatility	20%	20%
Dividend yield	9%	9%

The estimated fair value of the common stock options was $1.60 and $1.26 at March 31, 2006 and March 31, 2005, respectively. For the quarter ended March 31, 2006 and March 31, 2005, the components of share-based compensation expense are as follows (amounts in thousands):

	For the three months ended March 31, 2006	For the three months ended March 31, 2005
Options granted to Manager	$(12)	$508
Restricted shares granted to Manager	6,621	4,164
Restricted shares granted to certain directors	174	74
Total share-based compensation expense	$6,783	$4,746

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

The Management Agreement contains certain provisions requiring the Company to indemnify the Manager with respect to all losses or damages arising from acts not constituting bad faith, willful misconduct, or gross negligence. The Company has evaluated the impact of these obligations on its consolidated financial statements and determined that they are immaterial.

For the three months ended March 31, 2006, the Company incurred $7.1 million in base management fees and $0.7 million in management incentive fees. In addition, the Company recognized share-based compensation expense related to common stock options and restricted common stock granted to the Manager of $6.6 million for the three months ended March 31, 2006 (see Note 9). The Company also reimbursed the Manager $1.4 million for expenses for the three months ended March 31, 2006. The Company incurred base management fees and reimbursed the Manager for expenses of $3.3 million and $0.9 million, respectively, for the three months ended March 31, 2005. The Company incurred no management incentive fees for the three months ended March 31, 2005. In addition, the Company recognized share-based compensation expense related to common stock options and restricted common stock granted to the Manager of $4.7 million for the three months ended March 31, 2005. Base management fees incurred and share-based compensation expense relating to common stock options and restricted common stock granted to the Manager are included in management compensation to related party on the consolidated statements of operations. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of operations non-investment expense category based on the nature of the expense.

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

During January 2006, the Company invested $40 million in a series of corporate floating rate notes which were rated BB by Standard & Poor’s and were issued by an unaffiliated third party. KKR Financial Advisors II, LLC, a wholly-owned subsidiary of the Company’s Manager, is the collateral manager for the unaffiliated third party in connection with this corporate floating rate note transaction.

Note 11. Subsequent Event

On May 3, 2006, the Company’s Board of Directors declared a cash distribution for the three months ended March 31, 2006 on the Company’s common stock of $0.45 per share, payable on May 31, 2006 to stockholders of record as of the close of business on May 17, 2006.

On May 3, 2006, the Compensation Committee of the Board of Directors (the “Compensation Committee”) of the Company granted the Company’s Chairman of the Board of Directors $120,000 of restricted common stock and granted Directors not affiliated with the Company an aggregate amount of $588,575 of restricted common stock. The actual number of shares to be granted will be determined based upon the dollar value of the grants divided by the closing share price of the Company’s common stock on July 3, 2006.  The restricted common stock grants vest in one-third annual increments.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where the context suggests otherwise, the terms “we,” “us” and “our” refer to KKR Financial Corp. and its subsidiaries. The following management’s discussion and analysis (“MD&A”) is intended to assist the reader in understanding our business. The MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Forward Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on our current expectations, estimates and projections. Pursuant to those sections, we may obtain a “safe harbor” for forward-looking statements by identifying those and by accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “strive,” “plan,” “estimate,” and “project,” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors including, but not limited to, changes in interest rates and market values, changes in prepayment rates, general economic conditions, and other factors not presently identified. Other factors that may impact our actual results are discussed in our Annual Report on Form 10-K under the section titled “Risk Factors.”  We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Cash Distributions to Stockholders

On May 3, 2006, our Board of Directors declared a cash distribution for the quarter ended March 31, 2006 on our common stock of $0.45 per share. The distribution will be payable on May 31, 2006 to stockholders of record as of the close of business on May 17, 2006.

Investment Portfolio

As of March 31, 2006 our investment portfolio totaled $15.4 billion, representing an increase of 2.7% from $15.0 billion as of December 31, 2005. As of March 31, 2006, our investment portfolio primarily consisted of residential mortgage loans and securities totaling $12.3 billion, corporate loans and securities totaling $2.7 billion, commercial real estate loans and securities totaling $384.4 million, and marketable equity securities consisting of preferred and common stock totaling $56.3 million. In addition, we held investments in non-marketable equity securities totaling $101.0 million as of March 31, 2006.

Funding Activities

During March 2006, we formed KKR Financial Capital Trust I (“the Trust”) for the sole purpose of issuing and selling trust preferred securities. On March 28, 2006, the Trust issued preferred securities to unaffiliated investors for gross proceeds of $50.0 million and common securities to us for $1.6 million. The combined proceeds were invested by the Trust in $51.6 million of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of the Trust and mature on April 30, 2036, but are callable on or after April 30, 2011. Interest is payable quarterly at a fixed rate of 7.635% (ten-year LIBOR plus 2.45%) through March 2016 and thereafter at a floating rate equal to three-month LIBOR plus 2.65%.

On March 30, 2006, we closed our second $5.0 billion asset-backed secured liquidity note facility. This facility provides us with an alternative source of funding our residential mortgage-backed securities by issuing asset-backed secured liquidity notes that are rated A-1+, P-1, and F1+, by Standard & Poor’s Ratings Service, or Standard & Poor’s, Moody’s Investors Service, or Moody’s, and Fitch Inc., respectively. At March 31, 2006, we had no borrowings outstanding under this facility.

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

As of March 31, 2006, unamortized purchase premiums and unaccreted purchase discounts on our investment portfolio totaled $40.1 million and $(48.8) million, respectively.

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

Because we remeasure the amount of compensation costs associated with the unvested restricted common stock and unvested common stock options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our consolidated financial statements will change based on the estimated fair value of our common stock and this may result in earnings volatility. For the three months ended March 31, 2006, share-based compensation totaled $6.8 million. As of March 31, 2006, substantially all of the non-vested common stock options and restricted common stock issued that is subject to SFAS No. 123(R) is subject to remeasurement.

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

Accounting for Derivative Instruments and Hedging Activities

Our policies permit us to enter into derivative contracts, including interest rate swaps, interest rate corridors, interest rate swaptions, interest rate straddles, and credit and currency derivatives. We use interest rate derivatives to manage interest rate risk. We formally document relationships between our hedging instruments and our hedged transactions as of the inception date of the hedge, including (i) our risk management objective and hedge strategy, (ii) the risk that we are hedging, (iii) the hedging instruments, consisting of the derivative instruments that comprise the hedge, (iv) the hedged transaction, consisting of the recognized or forecasted transaction that we are hedging, (v) the method that we used to assess the hedge’s effectiveness on a retrospective and prospective basis, and (vi) the methodology that we will use to measure hedge ineffectiveness. On the date that we enter into an interest rate derivative transaction we designate the interest rate derivative as (i) a hedge of a forecasted transaction or of the variability of cash flows related to a recognized liability (“cash flow hedge”) or (ii) held for trading (“trading instrument”). Our interest rate swaptions are undesignated derivative contracts and accounted for as trading instruments, and our interest rate swap and interest rate corridor contracts are designated and accounted for as cash flow hedges. As of March 31, 2006, we have not entered into any interest rate derivative transactions that are designated as a hedge of the estimated fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”).

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

We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of March 31, 2006, the estimated fair value of our derivatives totaled $102.9 million. As of March 31, 2006, the estimated fair value of interest rate derivatives accounted for as cash flow hedges totaled approximately $102.7 million and the net change in unrealized gain on such cash flow hedges totaled approximately $92.6 million, which amount is recorded in accumulated other comprehensive income in the consolidated statements of changes in stockholders’ equity.

Impairments

We evaluate our investment portfolio for impairment as of each quarter end or more frequently if we become aware of any material information that would lead us to believe that an investment may be impaired. We evaluate whether the investment is considered impaired and whether the impairment is other-than-temporary. If we make a determination that the impairment is other-than-temporary, we recognize an impairment loss equal to the difference between the amortized cost basis and the estimated fair value of the investment. We consider many factors in determining whether the impairment of an investment is other-than-temporary, including but not limited to the length of time the security has had a decline in estimated fair value below its amortized cost, the amount of the loss, the intent and our financial ability to hold the investment for a period of time sufficient for a recovery in its estimated fair value, recent events specific to the issuer or industry, external credit ratings and recent downgrades in such ratings. As of March 31, 2006, we had aggregate unrealized losses on our securities classified as available-for-sale of approximately $61.3 million, which if not recovered may result in the recognition of future losses.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. Key provisions of SFAS No. 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of SFAS No. 133 (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with SFAS No. 133. SFAS No. 155 is required to be adopted by us in the first quarter of 2007. We do not expect that the adoption of SFAS No. 155 will have a material effect on our consolidated financial statements.

Results of Operations

Quarter ended March 31, 2006 compared to quarter ended March 31, 2005

Summary

Our net income for the quarter ended March 31, 2006 totaled $30.4 million (or $0.38 per diluted share) as compared to net income of $6.1 million (or $0.15 per diluted share) for the quarter ended March 31, 2005. During the quarter ended March 31, 2006, our investment portfolio increased by 2.7% from $15.0 billion as of December 31, 2005 to $15.4 billion as of March 31, 2006.

Net Investment Income

The following table presents the components of our net investment income for the quarters ended March 31, 2006 and 2005:

Comparative Net Investment Income Components
(Amounts in thousands)

	For the three months ended March 31, 2006	For the three months ended March 31, 2005
Investment Income:
Residential mortgage loans and securities interest income	$146,130	$25,053
Corporate loans and securities interest income	50,414	9,432
Commercial real estate loans and securities interest income	8,638	912
Other interest income	1,845	254
Common and preferred stock dividend income	883	534
Net premium/discount (amortization) accretion	(112)	(639)
Total investment income	207,798	35,546
Interest Expense:
Repurchase agreements interest expense	106,062	20,448
Collateralized loan obligation senior secured notes interest expense	17,965	—
Asset-backed secured liquidity notes interest expense	31,476	—
Secured revolving credit facility interest expense	750	—
Demand loan interest expense	504	—
Junior subordinated notes interest expense	32	—
Other interest expense	941	1
Interest rate swaps interest expense, net	(1,167)	—
Total interest expense	(156,563)	(20,449)
Net investment income	$51,235	$15,097

As presented in the table above, our net investment income increased by $36.1 million for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. The change from 2005 to 2006 is primarily attributable to the increase in our investment portfolio since March 31, 2005. As of March 31, 2006, we held $15.4 billion in investments in loans and securities available-for-sale and had borrowings outstanding totaling $13.5 billion. In comparison, as of March 31, 2005, investments in loans and securities available-for-sale totaled $6.3 billion and borrowings outstanding totaled $5.9 billion.

Other Income

The following table presents the components of our interest income for the quarters ended March 31, 2006 and 2005:

Comparative Other Income Components
(Amounts in thousands)

	For the three months ended March 31, 2006	For the three months ended March 31, 2005
Net realized and unrealized gain on derivatives and foreign exchange:
Interest rate swaptions	$33	$(92)
Interest rate swaps	161	—
Credit default swaps	(258)	398
Total rate of return swaps	(300)	—
Foreign exchange translation	374	(179)
Total realized and unrealized gain on derivatives and foreign exchange	10	127
Net realized gain on investments	1,448	343
Fee and other income	215	368
Total other income	$1,673	$838

As presented in the table above, other income totaled $1.7 million for the quarter ended March 31, 2006 as compared to $0.8 million for the quarter ended March 31, 2005. The increase in total other income from the prior period is primarily attributable to increased investment activity since March 31, 2005.

Non-Investment Expenses

The following table presents the components of our non-investment expenses for the quarters ended March 31, 2006 and 2005:

Comparative Non-Investment Expense Components
(Amounts in thousands)

	For the three months ended March 31, 2006	For the three months ended March 31, 2005
Related party management compensation:
Base management fees	$7,158	$3,337
Incentive fee	673	—
Share-based compensation	6,609	4,671
Related party management compensation	14,440	8,008
Professional services	947	397
Loan servicing expense	3,996	267
Insurance expense	224	217
Directors expenses	373	199
General and administrative expenses	2,228	619
Total non-investment expenses	$22,208	$9,707

As presented in the table above, our non-investment expenses increased by $12.5 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase in non-investment expenses from the prior period is primarily attributable to our growth since March 31, 2005. The significant components of non-investment expense are described below.

Management compensation to related parties consists of base management fees payable to our Manager pursuant to the Management Agreement, incentive management fees, and share-based compensation related to restricted common stock and common stock options granted to our Manager. The base management fee payable was calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times “equity” as defined in the Management Agreement. Our Manager is also entitled to an incentive fee provided that our quarterly “net income,” as defined in the Management Agreement, before the incentive fee exceeds a defined return hurdle. We did not exceed the applicable hurdle during the three months ended March 31, 2005.

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

Income Tax Provision

We have elected to be taxed as a REIT and intend to continue to comply with the provisions of the Code with respect thereto. Accordingly, we are not subject to federal income tax to the extent that our distributions to stockholders satisfy the REIT requirements and certain asset, income and ownership tests, and recordkeeping requirements are fulfilled. Even though we qualify for federal taxation as a REIT, we may be subject to some amount of federal, state, local and foreign taxes based on our taxable income.

KKR TRS Holdings, Inc., our domestic taxable REIT subsidiary, is taxed as a regular subchapter C corporation under the provisions of the Code. KKR TRS Holdings, Inc. was formed to make, from time to time, certain investments that would not be REIT qualifying investments if made directly by us, and to earn income that would not be REIT qualifying income if earned directly by us. For the three months ended March 31, 2006, KKR TRS Holdings, Inc. had pre-tax net income of $0.7 million and the provision for income taxes totaled $0.3 million. As of March 31, 2006, KKR TRS Holdings, Inc. had an income tax liability of $1.0 million.

KKR Financial CLO 2005-1, Ltd., KKR Financial CLO 2005-2, Ltd., KKR Financial CDO 2005-1, Ltd., and KKR Financial CLO 2006-1, Ltd., are foreign taxable REIT subsidiaries that were established to facilitate securitization transactions structured as secured financing transactions. They are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. Therefore, despite their status as taxable REIT subsidiaries, they generally will not be subject to corporate income tax on their earnings, and no provisions for income taxes for the three months ended March 31, 2006 were recorded; however, we will generally be required to include their current taxable income in our calculation of REIT taxable income.

Financial Condition

Summary

The tables below summarize the carrying value, amortized cost, and estimated fair value of our investment portfolio as of March 31, 2006 and December 31, 2005, classified by interest rate type. Carrying value is the value that investments are recorded on our consolidated balance sheets and is estimated fair value for securities and amortized cost for loans held for investment and the lower of amortized cost or market value for loans held for sale. Estimated fair values set forth in the tables below are based on dealer quotes and/or nationally recognized pricing services.

The table below summarizes our investment portfolio as of March 31, 2006 classified by interest rate type:

Investment Portfolio
(Amounts in thousands)

	Carrying Value	Amortized Cost	Estimated Fair Value	Portfolio Mix % by Fair Value
Floating Rate:
Residential ARM Loans	$2,011,296	$2,011,296	$2,006,260	13.1%
Residential ARM Securities	4,038,675	4,031,312	4,038,675	26.4
Corporate Loans	2,041,139	2,041,139	2,063,278	13.5
Corporate Debt Securities	320,177	313,801	320,177	2.1
Commercial Real Estate Loans	278,707	278,707	277,499	1.8
Commercial Real Estate Debt Securities	62,512	62,665	62,512	0.4
Total Floating Rate	8,752,506	8,738,920	8,768,401	57.3
Hybrid Rate:
Residential Hybrid ARM Loans	4,131,028	4,131,028	4,082,764	26.8
Residential Hybrid ARM Securities	2,076,199	2,126,865	2,076,199	13.6
Total Hybrid Rate	6,207,227	6,257,893	6,158,963	40.4
Fixed Rate:
Corporate Loans	25,000	25,000	25,000	0.2
Corporate Debt Securities	280,702	274,357	280,702	1.8
Commercial Real Estate Loans	35,710	35,710	35,154	0.2
Commercial Real Estate Debt Securities	7,466	7,150	7,466	0.1
Total Fixed Rate	348,878	342,217	348,322	2.3
Total	$15,308,611	$15,339,030	$15,275,686	100.0%

The table above excludes marketable equity securities with a fair value of $56.3 million and amortized cost of $56.5 million, and non-marketable equity securities with a fair value of $101.0 million and amortized cost of $101.0 million as of March 31, 2006. As of March 31, 2006 the aggregate amortized cost value of the Company’s investment portfolio exceeded the aggregate fair value of its portfolio by $63.6 million and, as of the same date, the Company had unrealized gains totaling $92.6 million related to its cash flow hedges, as defined under SFAS No. 133. As of March 31, 2006, the aggregate net unamortized purchase discount related to the Company’s investment portfolio was $8.7 million.

The table below summarizes our investment portfolio as of December 31, 2005, classified by interest rate type:

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

Asset Quality

Asset Quality Review

We evaluate and monitor the asset quality of our investment portfolio by performing detailed credit reviews and by monitoring key credit statistics and trends. We monitor the credit rating of our investment portfolio through the use of both Moody’s and Standard & Poor’s ratings, and Moody’s weighted average rating factor, or WARF. WARF is the quantitative equivalent of Moody’s traditional rating categories (e.g., Ba1, Ba2, etc.) and is used by Moody’s in its credit enhancement calculations for securitization transactions. By monitoring both Moody’s and Standard & Poor’s ratings and Moody’s WARF we can monitor trends and changes in the credit ratings of our investment portfolio. For residential mortgage loans and residential mortgage-backed securities we monitor the credit quality of the underlying borrowers by monitoring trends and changes in the underlying borrowers’ FICO® scores. Borrowers with lower FICO® scores default more frequently than borrowers with higher FICO® scores. For residential and commercial real estate mortgage loans and mortgage-backed securities we monitor trends and changes in LTV ratios. Increases in LTV ratios are likely to result in higher realized credit losses when borrowers default.

Securities Available-for-Sale

The following table summarizes the par value of our debt investment securities portfolio by investment class stratified by Moody’s and Standard & Poor’s ratings category as of March 31, 2006:

Investment Securities
(Amounts in thousands)

Ratings Category	Residential ARM Securities	Residential Hybrid ARM Securities	Corporate Debt Securities	Commercial Real Estate Debt Securities	Total
Aaa/AAA	$3,973,749	$2,062,152	$—	$—	$6,035,901
Aa1/AA+ through Aa3/AA-	20,803	28,607	—	—	49,410
A1/A+ through A3/A-	14,997	18,204	40,000	—	73,201
Baa1/BBB+ through Baa3/BBB-	10,643	9,709	40,516	7,177	68,045
Ba1/BB+ through Ba3/BB-	5,322	3,901	169,500	29,000	207,723
B1/B+ through B3/B-	3,870	2,601	190,815	—	197,286
Caa1/CCC+ and lower	—	—	130,274	—	130,274
Non-Rated	9,190	6,502	29,000	35,736	80,428
Total	$4,038,574	$2,131,676	$600,105	$71,913	$6,842,268

The following table shows the par value of our debt investment securities portfolio by investment class stratified by Moody’s and Standard & Poor’s ratings category as of December 31, 2005:

Investment Securities
(Amounts in thousands)

Ratings Category	Residential ARM Securities	Residential Hybrid ARM Securities	Corporate Debt Securities	Commercial Real Estate Debt Securities	Total
Aaa/AAA	$3,310,426	$2,132,297	$—	$—	$5,442,723
Aa1/AA+ through Aa3/AA-	21,497	28,692	—	—	50,189
A1/A+ through A3/A-	15,498	18,259	—	—	33,757
Baa1/BBB+ through Baa3/BBB-	10,998	9,729	41,540	45,692	107,959
Ba1/BB+ through Ba3/BB-	5,499	3,913	159,500	25,000	193,912
B1/B+ through B3/B-	3,999	2,608	153,815	—	160,422
Caa1/CCC+ and lower	—	—	108,505	10,800	119,305
Non-Rated	9,499	6,521	27,000	4,000	47,020
Total	$3,377,416	$2,202,019	$490,360	$85,492	$6,155,287

Loans

Our residential mortgage loan portfolio totaled $6.1 billion as of March 31, 2006 and $6.4 billion as of December 31, 2005. As of March 31, 2006 and December 31, 2005, we did not own any real estate properties that we had acquired through foreclosure. The weighted average original FICO® score and weighted average original LTV ratio of our residential ARM loan portfolio were 738 and 66.2%, respectively, as of March 31, 2006. As of December 31, 2005, the weighted average original FICO® score and weighted average LTV ratio of our residential ARM loan portfolio were 737 and 67.2%, respectively. As of March 31, 2006 our residential ARM loan investment portfolio did not have any material concentrations in investor owned properties, multi-unit housing properties, condominium properties and/or cooperative properties. A material portion of our residential ARM loans are non-conforming mortgage loans, not due to credit quality, but because the mortgage loans have balances that exceed the maximum balances necessary to qualify as a conforming mortgage loan.

The following table summarizes the delinquency statistics of residential mortgage loans as of March 31, 2006 (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
30 to 59 days	79	$39,408
60 to 89 days	5	2,001
90 days or more	6	1,424
In foreclosure	5	1,211
Total	95	$44,044

The following table summarizes the delinquency statistics of residential mortgage loans as of December 31, 2005 (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
30 to 59 days	82	$31,049
60 to 89 days	11	3,427
90 days or more	6	1,589
In foreclosure	—	—
Total	99	$36,065

The following table summarizes the changes in the allowance for loan losses for our residential mortgage loan portfolio during the three months ended March 31, 2006 (amounts in thousands):

Balance, beginning of period	$1,500
Provision for loan losses	—
Charge-offs	—
Balance, end of period	$1,500

Our corporate loan portfolio totaled $2.1 billion as of March 31, 2006 and $1.9 billion as of December 31, 2005. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of first and second lien loans, mezzanine loans and bridge loans. We performed an allowance for loan losses analysis as of March 31, 2006 and December 31, 2005, and we have made the determination that no allowance for loan losses was required for our corporate loan portfolio as of March 31, 2006 or December 31, 2005.

The following table summarizes the par value of our corporate loan portfolio stratified by Moody’s and Standard & Poor’s ratings category as of March 31, 2006 and December 31, 2005:

Corporate Loans
(Amounts in thousands)

Ratings Category	As of March 31, 2006	As of December 31, 2005
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA-	—	—
A1/A+ through A3/A-	—	—
Baa1/BBB+ through Baa3/BBB-	2,000	2,000
Ba1/BB+ through Ba3/BB-	711,974	673,644
B1/B+ through B3/B-	1,195,571	1,095,368
Caa1/CCC+ and lower	30,324	21,547
Non-Rated	129,583	107,826
Total	$2,069,452	$1,900,385

Our commercial real estate loan portfolio totaled $314.4 million and $521.7 million as of March 31, 2006 and December 31, 2005, respectively. Our commercial real estate loan portfolio consists of senior, mezzanine, and bridge loans that are secured by commercial real estate.

We performed an allowance for loan losses analysis as of March 31, 2006 and December 31, 2005, and we have made the determination that no allowance for loan losses was required for our commercial real estate loan portfolio as of March 31, 2006 or December 31, 2005.

The following table summarizes the par value of our commercial real estate loan portfolio stratified by Moody’s and Standard & Poor’s ratings category as of March 31, 2006 and December 31, 2005:

Commercial Real Estate Loans
(Amounts in thousands)

Ratings Category	As of March 31, 2006	As of December 31, 2005
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA-	—	—
A1/A+ through A3/A-	—	—
Baa1/BBB+ through Baa3/BBB-	—	—
Ba1/BB+ through Ba3/BB-	30,742	60,929
B1/B+ through B3/B-	—	75,000
Caa1/CCC+ and lower	75,000	50,000
Non-Rated	209,700	336,821
Total	$315,442	$522,750

Asset Repricing Characteristics

Summary

The table below summarizes the repricing characteristics of our investment portfolio as of March 31, 2006 and December 31, 2005, and is classified by interest rate type:

Investment Portfolio
(Amounts in thousands)

	As of March 31, 2006		As of December 31, 2005
	Amortized Cost	Portfolio Mix	Amortized Cost	Portfolio Mix
Floating Rate:
Residential ARM Loans	$2,011,296	13.1%	$2,175,929	14.5%
Residential ARM Securities	4,031,312	26.3	3,369,763	22.5
Corporate Loans	2,041,139	13.3	1,872,277	12.5
Corporate Debt Securities	313,801	2.0	277,030	1.9
Commercial Real Estate Loans	278,707	1.8	486,096	3.2
Commercial Real Estate Debt Securities	62,665	0.4	63,168	0.4
Total Floating Rate	8,738,920	56.9	8,244,263	55.0
Hybrid Rate:
Residential Hybrid ARM Loans	4,131,028	26.9	4,252,893	28.4
Residential Hybrid ARM Securities	2,126,865	13.9	2,197,020	14.7
Total Hybrid Rate	6,257,893	40.8	6,449,913	43.1
Fixed Rate:
Corporate Loans	25,000	0.2	25,000	0.2
Corporate Debt Securities	274,357	1.8	202,748	1.4
Commercial Real Estate Loans	35,710	0.2	35,646	0.2
Commercial Real Estate Debt Securities	7,150	0.1	19,833	0.1
Total Fixed Rate	342,217	2.3	283,227	1.9
Total	$15,339,030	100.0%	$14,977,403	100.0%

The table above excludes marketable equity securities with a fair value of $56.3 million and amortized cost of $56.5 million, and non-marketable equity securities with a fair value of $101.0 million and amortized cost of $101.0 million as of March 31, 2006.

Residential ARM Securities

As of March 31, 2006, substantially all of our residential ARM securities were comprised of one-month LIBOR floating rate securities that reprice monthly and were subject to a weighted average maximum net interest rate of 9.94% which is materially above the then current weighted average net coupon of 5.88%. Our repricing risk on our portfolio of residential ARM securities increases materially if interest rates continue to increase to a level where the weighted average coupon rate approaches the weighted average maximum net interest rate of 9.94% because the weighted average coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average maximum interest rate of 9.94%.

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

Residential Hybrid ARM Securities

As of March 31, 2006, all of our residential hybrid ARM securities had underlying mortgage loans that were originated as 5/1 hybrid ARM loans. As of March 31, 2006, we owned 100% of the securities that represent 100% of the beneficial interest in the 5/1 hybrid ARM loans underlying our portfolio of hybrid ARM securities. When the underlying residential hybrid mortgage loans convert from fixed rate to floating rate, the underlying mortgage loans will have an interest rate based on one-year LIBOR or one-year constant maturity treasury index, or CMT, depending upon if the underlying mortgage loan is a LIBOR- or CMT-based mortgage loan. On the date that the residential hybrid ARM loans convert from a fixed rate to a floating rate loan, which we refer to as the roll date, our portfolio of residential hybrid ARM loans will have a weighted average coupon that is the sum of (i) the post-roll date index, and (ii) the weighted average post-roll date net margin. As of March 31, 2006 all of the mortgage loans underlying our residential hybrid ARM securities had a post-roll date index reset frequency of one year with 34% based on six-month or one-year LIBOR and 66% based on one-year CMT. Our repricing risk on our portfolio of residential hybrid ARM loans increases materially if interest rates continue to increase to a level where, subsequent to the roll date, the weighted average net coupon rate approaches the weighted average post roll date maximum net interest rate of 9.43% because the post roll date weighted average net coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average post roll date maximum net interest rate of 9.43%. The weighted average coupon on the portfolio of residential hybrid securities is 4.18% as of March 31, 2006. As of March 31, 2006, the weighted average months until roll date for the mortgage loans underlying our residential hybrid ARM securities was 35.

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

Residential ARM Loans

As of March 31, 2006, all of our residential ARM loans were comprised of one-month LIBOR floating rate loans that reprice monthly and were subject to a weighted average maximum net interest rate of 11.90%, which is well above the then current weighted average net coupon of 5.52%. Our repricing risk on our portfolio of residential ARM loans increases materially if interest rates continue to increase to a level where the weighted average net coupon rate approaches the weighted average maximum interest rate of 11.90% because the weighted average coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average maximum interest rate of 11.90%.

As of December 31, 2005, all of our residential ARM loans were comprised of one-month LIBOR floating rate loans that reprice monthly and were subject to a weighted average maximum net interest rate of 11.90%, which is well above the then current weighted average net coupon of 5.05%. Our repricing risk on our portfolio of residential ARM loans increases materially if interest rates continue to increase to a level where the weighted average net coupon rate approaches the weighted average maximum interest rate of 11.90% because the weighted average coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average maximum interest rate of 11.90%.

Residential Hybrid ARM Loans

As of March 31, 2006, all of our residential hybrid ARM loans were originated as either 3/1 or 5/1 hybrid ARM loans. When the loans convert from fixed rate to floating rate, the underlying mortgage loans will have an interest rate based on one-year LIBOR or one-year CMT. On the date that the residential hybrid ARM loans convert from a fixed rate to a floating rate loan, which we refer to as the roll date, our portfolio of residential hybrid ARM loans will have a weighted average coupon that is the sum of (i) the post-roll date index, and (ii) the weighted average post-roll date net margin. As of March 31, 2006 all of our residential hybrid ARM loans had a post-roll date index reset frequency of one-year with 43% based on six-month or one-year LIBOR and 57% based on one-year CMT. Our repricing risk on our portfolio of residential hybrid ARM loans increases materially if interest rates continue to increase to a level where, subsequent to the roll date, the weighted average net coupon rate approaches the weighted average post-roll date maximum net interest rate of 10.13% because the post-roll date weighted average net coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average post-roll date maximum net interest rate of 10.13%. The weighted average net coupon on the portfolio of residential hybrid loans is 4.85% as of March 31, 2006. As of March 31, 2006, the weighted average months until roll date for the mortgage loans underlying our residential hybrid ARM securities was 43.

As of December 31, 2005, all of our residential hybrid ARM loans were originated as either 3/1 or 5/1 hybrid ARM loans. When the loans convert from fixed rate to floating rate, the underlying mortgage loans will have an interest rate based on one-year LIBOR or one-year CMT. On the date that the residential hybrid ARM loans convert from a fixed rate to a floating rate loan, which we refer to as the roll date, our portfolio of residential hybrid ARM loans will have a weighted average coupon that is the sum of (i) the post-roll date index, and (ii) the weighted average post-roll date net margin. As of December 31, 2005 all of our residential hybrid ARM loans had a post-roll date index reset frequency of one-year with 43% based on six-month or one-year LIBOR and 57% based on one-year CMT. Our repricing risk on our portfolio of residential hybrid ARM loans increases materially if interest rates continue to increase to a level where, subsequent to the roll date, the weighted average net coupon rate approaches the weighted average post-roll date maximum net interest rate of 10.13% because the post-roll date weighted average net coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average post-roll date maximum net interest rate or 10.13%. The weighted average net coupon on the portfolio of residential hybrid loans is 4.85% as of December 31, 2005. As of December 31, 2005, the weighted average months until roll date for the mortgage loans underlying our residential hybrid ARM securities was 44.

Corporate Loans and Securities

All of our floating rate corporate loans and securities have index reset frequencies of less than twelve months with the majority of the loans resetting at least quarterly. The weighted average coupon on our floating rate corporate loans and securities was 7.53% and 7.12% as of March 31, 2006 and December 31, 2005, respectively. As of both March 31, 2006 and December 31, 2005, the weighted average years to maturity of our floating rate corporate loans and securities was 6.3 years.

As of March 31, 2006, our fixed rate corporate debt securities had a weighted average coupon of 10.21% and a weighted average years to maturity of 7.9 years, as compared to 10.58% and 8.7 years, respectively, as of December 31, 2005.

Commercial Real Estate Loans and Securities

All of our floating rate commercial real estate loans and securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate commercial real estate loans and securities was 7.68% and 8.70% as of March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006 and

December 31, 2005, the weighted average years to maturity of our floating rate commercial real estate loans and securities was 4.9 years and 3.7 years, respectively.

As of March 31, 2006 our fixed rate commercial real estate loans and securities had a weighted average coupon of 7.77% and a weighted average years to maturity of 7.2 years, as compared to 7.95% and 7.7 years, respectively, as of December 31, 2005.

Portfolio Purchases

We purchased $1.8 billion and $4.0 billion par amount of investments during the quarters ended March 31, 2006 and March 31, 2005 respectively.

The table below summarizes our investment portfolio purchases for the periods indicated and includes the par amount, or face amount, of the securities and loans that were purchased:

Investment Portfolio Purchases
(Amounts in thousands)

	Three months ended March 31, 2006		Three months ended March 31, 2005
	Par Amount	%	Par Amount	%
Securities:
Residential ARM Securities	$1,063,776	58.1%	$665,782	16.7%
Residential Hybrid ARM Securities	—	—	2,636,492	66.0
Corporate Debt Securities	127,769	7.0	112,005	2.8
Commercial Real Estate Debt Securities	—	—	10,000	0.2
Total Securities Principal Balance	1,191,545	65.1	3,424,279	85.7
Loans:
Residential ARM Loans	99,498	5.4	246,720	6.2
Corporate Loans	538,883	29.5	324,551	8.1
Total Loans Principal Balance	638,381	34.9	571,271	14.3
Grand Total Principal Balance	$1,829,926	100.0%	$3,995,550	100.0%

The table above excludes purchases of $10.4 million (purchase cost) of marketable equity securities and $50.9 million (purchase cost) of non-marketable equity securities during the three months ended March 31, 2006 and $15.9 million (purchase cost) of marketable equity securities during the three months ended March 31, 2005.

Stockholders’ Equity

Our stockholders’ equity at each of March 31, 2006 and December 31, 2005 totaled $1.7 billion. Included in our stockholders’ equity as of March 31, 2006 and December 31, 2005, is accumulated other comprehensive income totaling $62.0 million and $18.3 million, respectively.

Our average stockholders’ equity and return on average stockholders’ equity for the quarter ended March 31, 2006 were $1.7 billion and 7.4%, compared to $0.8 billion and 3.3%, for the quarter ended March 31, 2005. Return on average stockholders’ equity is defined as net income divided by weighted average stockholders’ equity.

Our book value per common share as of March 31, 2006 and December 31, 2005 was $21.20 and $20.59, respectively, and were computed based on 80,374,061 shares issued and outstanding as March 31, 2006 and December 31, 2005, respectively.

On May 3, 2006, our Board of Directors declared a cash distribution of $0.45 per share for the quarter ended March 31, 2006 to stockholders of record on May 17, 2006. The distribution is payable on May 31, 2006. The aggregate amount of the distribution, $36.2 million, exceeded net income for the quarter by $5.8 million.

Liquidity and Capital Resources

We manage our liquidity with the intention of providing the continuing ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. We believe that our liquidity level is in excess of that necessary to sufficiently enable us to meet our anticipated liquidity requirements including, but not limited to, funding our purchases of investments, required cash payments and additional collateral under our borrowings and our derivative transactions, required periodic cash payments related to our derivative transactions, payment of fees and expenses related to our Management Agreement, payment of general corporate expenses and general corporate capital expenditures and distributions to our stockholders. As of March 31, 2006, we owed our Manager $5.2 million for the payment of management fees and reimbursable expenses pursuant to the Management Agreement.

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

Sources of Funds

Our sources of funding have consisted of the net proceeds from our August 2004 private placement of common stock and our June 2005 IPO of common stock of $755.5 million and $848.8 million, respectively. During the period from August 12, 2004 (Inception) through December 31, 2004, our primary source of funding after our August 2004 private placement consisted of borrowings under repurchase agreements. During the three months ended March 31, 2006, our sources of borrowed funding consisted primarily of borrowings under repurchase agreements and securitization transactions structured as secured financings. Our securitization transactions are accounted for as secured borrowings under SFAS No. 140. The securitization transactions we have utilized for secured financings have consisted of CLOs and asset-backed secured liquidity notes.

Securitization Transactions

On March 30, 2006, we closed our second $5.0 billion asset-backed secured liquidity note facility. This facility provides us with an alternative source of funding our residential mortgage-backed securities by issuing asset-backed secured liquidity notes that are rated A-1+, P-1, and F1+, by Standard & Poor’s, Moody’s and Fitch Inc, respectively. Issuances of asset-backed secured liquidity notes are recorded as borrowings on our Consolidated Balance Sheet. At March 31, 2006, no borrowings were outstanding under this facility.

In preparation for future securitization transactions, during the year ended December 31, 2005 we formed KKR Financial CDO 2005-1, Ltd. (“CDO 2005-1”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), and KKR Financial CLO 2006-2, Ltd. (“CLO 2006-2”). These entities will be used to provide secured financing principally for the purchase of corporate and commercial real estate loans and securities. CLO 2006-1 has executed a $500.0 million warehouse facility, in the form of a repurchase agreement. At March 31, 2006, there was $290.3 million outstanding under the repurchase facility that bears interest at a rate of 30-day LIBOR plus 0.65%. Additionally, CLO 2006-1 had $110.9 million outstanding under a separate repurchase agreement from the repurchase facility as of March 31, 2006. CDO 2005-1 has executed a $300.0 million warehouse facility, in the form of a repurchase agreement. At March 31, 2006 there was $189.0 million outstanding under this facility that bears interest at a rate of 30-day LIBOR plus 1.10%. CLO 2006-2 has executed a $450.0 million warehouse facility, in the form of a repurchase agreement. At March 31, 2006 there were no borrowings outstanding under this facility. Any borrowings would bear interest at a rate of 30-day LIBOR plus 0.65%.

Repurchase Agreements

As of March 31, 2006, we had $8.8 billion outstanding on repurchase facilities with ten counterparties with a weighted average effective rate of 4.91% and a weighted average remaining term to maturity of 25 days. Because we borrow under repurchase agreements based on the estimated fair value of its pledged investments, and because changes in interest rates can negatively impact the valuation of our pledged investments, our ongoing ability to borrow under our repurchase facilities may be limited and our lenders may initiate margin calls in the event interest rates change or the value of our pledged securities decline as a result of adverse changes in interest rates or credit spreads.

Secured Credit Facility

During June 2005, we entered into a $275 million secured credit facility that matures on June 30, 2006, with affiliates of J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. as agents, joint bookrunners, arrangers and lenders under that facility. Participants in the secured credit facility include J.P. Morgan Chase Bank, N.A., Citicorp North America, Inc., and Bank of America, N.A. Among other things, the facility limits the amount of distributions we may make to 100% of our taxable income computed without giving effect to net operating loss carryforwards and nonrecurring items (including, but not limited to, stock- based compensation expense and bad debt write-offs), prohibits distributions in the event of certain defaults under the credit facility and specifies negative covenants as to our leverage and net worth. Outstanding borrowings under our credit facility bear interest at either (i) an alternate base rate per annum equal to the greater of (a) the prime rate in effect on such day, and (b) the federal funds effective rate in effect on such day plus ½ of 1% or (ii) an interest rate per annum equal to the rate of 30-day LIBOR for such interest period multiplied by a Statutory Reserve Rate (as defined in such credit facility), plus 1%. As of March 31, 2006, we had $57.6 million of borrowings outstanding under this facility.

Junior Subordinated Notes

During March 2006, we formed KKR Financial Capital Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities. On March 28, 2006, the Trust issued preferred securities to unaffiliated investors for gross proceeds of $50.0 million and common securities to us for $1.6 million. The combined proceeds were invested by the Trust in $51.6 million of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of the Trust and mature on April 30, 2036, but are callable on or after April 30, 2011. Interest is payable quarterly at a fixed rate of 7.635% (ten-year LIBOR plus 2.45%) through March 2016 and thereafter at a floating rate equal to three-month LIBOR plus 2.65%.

Capital Utilization and Leverage

As of March 31, 2006 and December 31, 2005, we had stockholders’ equity totaling $1.7 billion, and our leverage was 7.9 times and 8.1 times, respectively.

As of March 31, 2006, we believe that we have sufficient capital to increase borrowings significantly before becoming capital or leverage constrained.

Off-Balance Sheet Commitments

As of March 31, 2006, we had committed to purchase corporate loans with aggregate commitments totaling $215.6 million. In a typical corporate loan or commercial real estate loan syndication, there is a delay between the time we are informed of our allocable portion of such loan and the actual funding of such loan.

As of March 31, 2006, we had purchased or participated in corporate loan delayed draw transactions with aggregate commitments totaling $163.5 million. In a delayed draw transaction, we have made available to the borrower a stated amount to be drawn as needed within a specified future period of time.

REIT Matters

As of March 31, 2006, we believe that we qualified as a REIT under the provisions of the Code. The Code requires that at the end of each calendar quarter at least 75% of our total assets must be “real estate assets” as defined in the Code. The Code also requires that each year at least 75% of our gross income come from real estate sources and 95% of our gross income come from real estate sources and certain other passive sources itemized in the Code, such as dividends and interest. As of March 31, 2006, we believe that we were in compliance with such requirements. As of March 31, 2006, we also believe that we met all of the REIT requirements regarding the ownership of our common stock and the distributions of our taxable income.

To maintain our status as a REIT for federal income tax purposes, we are required to declare and pay dividends amounting to at least 90% of our taxable income for each year. In addition, for each taxable year, to avoid certain federal excise taxes, we are required to declare and pay dividends amounting to certain designated percentages of our taxable income by the end of such taxable year. Because we expect to make distributions based on taxable income, we expect that our distributions may at times be more or less than our reported earnings computed in accordance with GAAP.

Total taxable income and REIT taxable income are non-GAAP financial measurements, and do not purport to be an alternative to reported net income determined in accordance with GAAP as a measure of operating performance or to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Total taxable income is the aggregate amount of taxable income generated by us and by our domestic and foreign taxable REIT subsidiaries. REIT taxable income excludes the undistributed taxable income of our domestic taxable REIT subsidiary, which is not included in REIT taxable income until distributed to us. There is no requirement that our domestic taxable REIT subsidiary distribute its earnings to us. REIT taxable income, however, includes the taxable income of our foreign taxable REIT subsidiaries because we will generally be required to recognize and report their taxable income on a current basis. These non-GAAP financial measurements are important because we are structured as a REIT and the Code requires that we pay substantially all of our taxable income in the form of distributions to our stockholders. The non-GAAP financial measurements of total taxable income and REIT taxable income are critical in the determination of the amount of the minimum distributions that we must pay to our stockholders so as to comply with the rules set forth in the Code. Because not all companies use identical calculations, this presentation of total taxable income and REIT taxable income may not be comparable to other similarly titled measures prepared and reported by other companies. The table below reconciles the differences between reported net income and total taxable income and REIT taxable income for the quarters ended March 31, 2006 and 2005:

Reconciliation of Reported GAAP Net Income to Total Taxable Income
and REIT Taxable Income
(Amounts in thousands, except per share amounts)

	Estimated for the three months ended March 31, 2006		Three months ended March 31, 2005
	Amount	Per Share	Amount	Per Share
Reported net income	$30,388	$0.38	$6,116	$0.15
Interest income and expense	2,093	0.03	110	—
Share-based compensation	6,783	0.09	4,746	0.12
Foreign currency translation (gains) and losses	(374)	—	192	0.01
Gains on sales of assets to affiliates	888	0.01	4,253	0.11
Realized and unrealized derivative gains and losses	1,416	0.02	(488)	(0.01)
Book/tax year end difference adjustment for CLOs/CDOs	8,168	0.10	—	—
Other	204	—	52	—
Income tax expense	312	—	112	—
Total taxable income	49,878	0.63	15,093	0.38
Undistributed taxable (income) and loss of domestic taxable REIT subsidiary	(2,184)	(0.03)	221	—
REIT taxable income	$47,694	$0.60	$15,314	$0.38
Number of common shares outstanding:
Weighted-average diluted common shares outstanding during the period	79,314		40,301

Our Board of Directors has adopted a policy to distribute to our stockholders amounts required to maintain our status as a REIT and to avoid federal excise taxes, in each case as discussed above. This distribution policy takes into account a number of factors, including, but not limited to, our actual results of operations, our financial condition and our total taxable income and REIT taxable income. The actual amount and timing of distributions, if any, will be at the discretion of our Board of Directors and may not be in even amounts throughout our fiscal year. Pursuant to this policy, on May 3, 2006, our Board of Directors authorized a cash distribution of $0.45 per common share to our stockholders of record on May 17, 2006. This distribution payable on May 31, 2006. The aggregate amount of the distribution is $36.2 million. Neither the payment of this distribution nor the existence of our distribution policy guarantees that we will make future distributions to our stockholders of any particular level, or at all. In addition, the amount of this distribution does not constitute any kind of projection as to the amount of future distributions, if any.

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

In another instance, we own the most subordinate class of securities issued in the securitization, designated Class B-6, the class that is most likely to absorb losses on the related pool of mortgage loans, and we have the right to decide whether to foreclose upon defaulted mortgage loans. Thus, based on a series of no-action letters, we classify this investment as an investment in qualifying real estate assets for purposes of the 55% test. In addition to our ownership of Class B-6 in this securitization, we also own all of the other subordinated classes in the securitization: Classes B-5, B-4, B-3, B-2, B-1 and M. All of the subordinate classes could have been issued as a single subordinate class, but to obtain varying ratings on the classes and to increase the liquidity of our holdings, our subordinate interest was divided into separate classes. Losses on the mortgage loans, to the extent they exceed the principal balance of the Class B-6, are allocated to Class B-5, B-4, B-3, B-2, B-1 and M, in that order. If losses are so great that the principal balance of Class B-6 is reduced to zero, then we, as the owner of the Class B-5 securities, would have the right to decide whether to foreclose on defaulted mortgage loans. This right continues throughout the subordinate classes, such that the owner of the most subordinate class that is outstanding at any time has foreclosure rights. Because we own 100% of each class of subordinate securities in this structure, and each such class carries with it the right to foreclose if it ever becomes the most subordinate class in the structure, we classify all of these subordinate securities as qualifying real estate assets for purposes of the 55% test. If we were to sell all or a portion of any of those subordinated classes, we would recharacterize the remaining portion of that class, together with any classes senior to that class, as real estate-related assets for the 25% test, rather than qualifying real estate assets for the 55% test. We own a portion of a senior class issued in this same securitization, but because it is not a subordinated class, we do not consider it a qualifying real estate asset for purposes of the 55% test, but merely a real estate-related asset for purposes of the 25% test.

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

To the extent that our investments in mortgage-backed securities do not constitute qualifying real estate assets for the 55% test, they will be classified as real estate-related assets for purposes of the 25% test. We do not expect that our investments in corporate leveraged loans, high yield corporate bonds, or equity will constitute qualifying real estate or real estate-related assets. Instead, they will constitute miscellaneous assets, which can constitute no more than 20% of our assets.

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

The following table summarizes the estimated net fair value of our derivative instruments held at March 31, 2006 and December 31, 2005 (amounts in thousands):

Derivative Fair Value

	As of March 31, 2006	As of December 31, 2005
Cash Flow Hedges:
Interest rate corridors	$19,766	$14,762
Interest rate swaps	82,893	40,796
Free-Standing Derivatives:
Interest rate swaptions	200	879
Interest rate swaps	—	198
Credit default swaps	347	71
Total rate of return swaps	(322)	727
Net fair value	$102,884	$57,433

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

There were no other changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 10, 2006