Form 10-Q
period 2006-06-30
KKR Financial Corp
filed 2006-08-02
CIK 1301508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-32542

KKR FINANCIAL CORP.

(Exact name of registrant as specified in its governing instruments)

Maryland	20-1426618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 California Street, 50th Floor San Francisco, California	94104
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer  ☒          Accelerated filer  ☐             Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of July 28, 2006 was 80,374,061.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

KKR Financial Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except share information)

	June 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$21,684	$16,110
Restricted cash and cash equivalents	105,254	80,223
Securities available-for-sale, $6,856,963 and $5,910,399 pledged as collateral as of June 30, 2006 and December 31, 2005, respectively	7,268,047	6,149,506
Loans, net of allowance for loan losses of $1,500 as of June 30, 2006 and December 31, 2005	8,423,645	8,846,341
Loans held for sale	107,262	—
Derivative assets	129,588	58,898
Interest receivable	75,001	59,993
Principal receivable	1,258	7,108
Non-marketable equity securities	139,429	52,500
Income tax receivable	908	—
Other assets	34,859	19,861
Total assets	$16,306,935	$15,290,540
Liabilities
Repurchase agreements	$5,146,903	$9,761,258
Collateralized loan obligation senior secured notes	1,525,000	1,500,000
Asset-backed secured liquidity notes	7,292,844	2,008,069
Secured revolving credit facility	112,594	54,000
Secured demand loan	41,658	40,511
Junior subordinated notes	103,100	—
Payable for securities purchases	212,299	196,315
Accounts payable, accrued expenses and other liabilities	104,347	45,925
Accrued interest payable	27,287	21,415
Related party payable	5,276	3,673
Income tax liability	622	2,763
Derivative liabilities	188	1,465
Total liabilities	14,572,118	13,635,394
Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized and 80,374,061 shares issued and outstanding at June 30, 2006 and December 31, 2005	804	804
Additional paid-in-capital	1,651,922	1,639,996
Accumulated other comprehensive income	89,087	18,344
Accumulated deficit	(6,996)	(3,998)
Total stockholders’ equity	1,734,817	1,655,146
Total liabilities and stockholders’ equity	$16,306,935	$15,290,540

See notes to condensed consolidated financial statements.

KKR Financial Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share information)

	For the three months ended June 30, 2006	For the three months ended June 30, 2005	For the six months ended June 30, 2006	For the six months ended June 30, 2005
Net investment income:
Securities interest income	$94,010	$46,048	$173,974	$69,918
Loan interest income	130,098	21,102	255,204	31,990
Dividend income	912	933	1,795	1,467
Other interest income	1,807	943	3,652	1,197
Total investment income	226,827	69,026	434,625	104,572
Interest expense	(175,094)	(48,281)	(331,657)	(68,730)
Net investment income	51,733	20,745	102,968	35,842
Other income:
Net realized and unrealized gain (loss) on derivatives and foreign exchange	3,299	(176)	3,309	(49)
Net realized gain on investments	691	790	2,139	1,151
Fee and other income	458	1,245	673	1,595
Total other income	4,448	1,859	6,121	2,697
Non-investment expenses:
Related party management compensation	13,778	10,731	28,218	18,739
Professional services	548	788	1,495	1,185
Loan servicing expense	3,720	363	7,716	630
Insurance expense	274	216	498	433
Directors expenses	375	152	748	351
General and administrative expenses	2,436	858	4,664	1,477
Total non-investment expenses	21,131	13,108	43,339	22,815
Income before income tax expense	35,050	9,496	65,750	15,724
Income tax expense	119	994	431	1,106
Net income	$34,931	$8,502	$65,319	$14,618
Net income per common share:
Basic	$0.45	$0.21	$0.84	$0.37
Diluted	$0.44	$0.21	$0.82	$0.36
Weighted-average number of common shares outstanding:
Basic	77,675	40,212	77,675	40,004
Diluted	79,410	40,994	79,237	40,689
Distributions declared per common share	$0.45	$0.40	$0.85	$0.65

See notes to condensed consolidated financial statements.

KKR Financial Corp. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(Amounts in thousands)

	Shares of Common Stock	Common Stock at Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2006	80,374	$804	$1,639,996	$18,344	$(3,998)		$1,655,146
Net income	—	—	—	—	65,319	$65,319	65,319
Net change in unrealized gain on cash flow hedges	—	—	—	72,393	—	72,393	72,393
Net change in unrealized loss on securities available-for-sale	—	—	—	(1,650)	—	(1,650)	(1,650)
Comprehensive income						$136,062
Cash distributions on common stock	—	—	—	—	(68,317)		(68,317)
Amortization of restricted common stock and common stock options	—	—	11,926	—	—		11,926
Balance at June 30, 2006	80,374	$804	$1,651,922	$89,087	$(6,996)		$1,734,817

See notes to condensed consolidated financial statements.

KKR Financial Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six months ended June 30, 2006	Six months ended June 30, 2005
Cash flows from operating activities:
Net income	$65,319	$14,618
Adjustments to reconcile net income to cash provided by operating activities:
Unrealized gain on derivative positions	(547)	(2,204)
Realized gain on equity short positions	(52)	—
Realized gain (loss) on foreign currency translation	(1,316)	2,536
Share-based compensation	11,926	12,080
Unrealized loss on loans held for sale	194	—
Net gain on sale of securities available-for-sale	(1,864)	(815)
Net gain on sale of loans	(275)	—
Depreciation and amortization	912	2,753
Deferred income tax (benefit) expense	(398)	228
Changes in assets and liabilities:
Interest receivable	(15,876)	(19,380)
Income tax receivable	(908)	—
Other assets	(4,303)	(980)
Related party payable	1,603	(48)
Accounts payable, accrued expenses and other liabilities	56,729	2,140
Income tax liability	—	878
Accrued interest payable	5,872	9,503
Net cash provided by operating activities	117,016	21,309
Cash flows from investing activities:
Purchase of securities available-for-sale	(2,206,292)	(3,865,604)
Principal payments on securities available-for-sale	1,067,842	480,219
Proceeds from sale of securities available-for-sale	45,556	13,463
Purchase of loans	(1,309,627)	(1,555,761)
Principal payments on loans	1,458,291	192,878
Proceeds from sale of loans	164,936	—
Purchases of non-marketable equity securities	(91,621)	—
Proceeds from non-marketable equity securities	4,692	—
Proceeds from sale of derivatives	973	—
Net additions to restricted cash and cash equivalents	(25,031)	(30,144)
Additions of property and equipment	(3,594)	(262)
Net cash used in investing activities	(893,875)	(4,765,211)
Cash flows from financing activities:
Net proceeds from issuance of common shares	—	848,909
Proceeds from borrowings:
Repurchase agreements	77,796,376	32,740,601
Asset-backed secured liquidity notes	25,640,041	—
Collateralized loan obligation senior secured notes	25,000	696,448
Secured revolving credit facility	760,171	—
Secured demand loan	2,372,236	12,636
Junior subordinated notes	100,000	—
Other capitalized costs	(21,037)	—
Purchase of interest rate derivatives	—	(10,106)
Repayments of borrowings:
Repurchase agreements	(82,410,732)	(29,527,119)
Asset-backed secured liquidity notes	(20,338,640)	—
Secured demand loan	(2,371,088)	—
Secured revolving credit facility	(701,577)	—
Distributions on common stock	(68,317)	(10,251)
Net cash provided by financing activities	782,433	4,751,118
Net increase in cash and cash equivalents	5,574	7,216
Cash and cash equivalents at beginning of period	16,110	7,219
Cash and cash equivalents at end of period	$21,684	$14,435
Supplemental cash flow information:
Cash paid for interest	$432,010	$59,227
Cash paid for taxes	$3,518	$—
Non-cash investing and financing activities:
Distributions on common stock declared but not paid	$—	$16,400
Unsettled securities trades	$212,299	$43,692
Transfers of loans held for investment to held for sale	$107,456	$—

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

The Company was organized as a Maryland corporation on July 7, 2004, and commenced operations on August 12, 2004 (“Inception”). KKR Financial Advisors LLC (the “Manager”) manages the Company pursuant to a management agreement (the “Management Agreement”). The Manager is an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”).  The Company is taxed as a real estate investment trust (“REIT”) and is required to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), with respect thereto.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company, its taxable REIT subsidiaries, its qualified REIT subsidiaries, consolidated residential mortgage loan securitization trusts where the Company is the primary beneficiary, and entities established to complete secured financing transactions that are considered to be variable interest entities and for which the Company is the primary beneficiary. For additional information, see “Consolidation” below. Certain amounts for prior periods have been reclassified to conform to the current presentation.

Descriptions of the significant accounting policies of the Company are included in Note 2 to the consolidated financial statements in the Company’s 2005 Annual Report on Form 10-K.  There have been no significant changes to these policies during 2006.  See description of newly adopted and newly applicable accounting policies below.  The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period.

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

KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), KKR Financial CLO 2006-2, Ltd. (“CLO 2006-2”), and KKR Financial CDO 2005-1, Ltd. (“CDO 2005-1”), are entities established to complete secured financing transactions.  These entities are VIEs and are not considered to be qualifying special-purpose entities (“QSPE”) as defined by Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Company has determined it is the primary beneficiary of these entities and has included the accounts of these entities in these consolidated financial statements.  Additionally, the Company is the primary beneficiary of six residential mortgage loan securitization trusts that are not considered to be QSPEs under SFAS No. 140 and the Company has therefore included the accounts of these entities in these consolidated financial statements.

All inter-company balances and transactions have been eliminated in consolidation.

Trust Preferred Securities

Trusts formed by the Company for the sole purpose of issuing trust preferred securities are not consolidated by the Company in accordance with FIN 46R as the Company has determined that it is not the primary beneficiary of such trusts. The Company’s investment in the common securities of such Trusts is included in other assets on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. Key provisions of SFAS No. 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, thereby narrowing such exception; (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with SFAS No. 133. The Company is required to adopt SFAS No. 155 in the first quarter of 2007. The Company does not expect that the adoption of SFAS No. 155 will have a material effect on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company is required to adopt FIN 48 in the first quarter of 2007 and is currently assessing the impact that it will have on its consolidated financial statements.

Note 3. Earnings per Share

The Company calculates basic net income per common share by dividing net income for the period by the weighted-average shares of its common stock outstanding for the period. Diluted net income per common share takes into account the effect of dilutive instruments, such as common stock options and unvested restricted common stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares of its common stock outstanding. The following table presents a reconciliation of basic and diluted net income per common share for the three and six months ended June 30, 2006 and 2005 (amounts in thousands, except per share information):

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005
Basic:
Net income	$34,931	$8,502	$65,319	$14,618
Weighted-average number of common shares outstanding	77,675	40,212	77,675	40,004
Basic net income per common share	$0.45	$0.21	$0.84	$0.37
Diluted:
Net income	$34,931	$8,502	$65,319	$14,618
Weighted-average number of common shares outstanding	77,675	40,212	77,675	40,004
Plus: Incremental shares from assumed conversion of dilutive instruments	1,735	782	1,562	685
Adjusted weighted-average number of common shares outstanding	79,410	40,994	79,237	40,689
Diluted net income per common share	$0.44	$0.21	$0.82	$0.36

Note 4. Securities Available-for-Sale

The following table summarizes the Company’s securities classified as available-for-sale as of June 30, 2006, which are carried at estimated fair value (amounts in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Residential mortgage-backed securities	$6,426,923	$14,807	$(55,998)	$6,385,732
Commercial mortgage-backed securities	69,217	527	(201)	69,543
Asset-backed securities	31,444	213	(19)	31,638
Corporate securities	700,721	18,849	(4,920)	714,650
Common and preferred stock	68,608	262	(2,386)	66,484
Total	$7,296,913	$34,658	$(63,524)	$7,268,047

The following table shows the gross unrealized losses and fair value of the Company’s securities investments, aggregated by length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2006:

	Less Than 12 months		12 Months or More		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Residential mortgage-backed securities	$180,507	$(484)	$1,985,306	$(55,514)	$2,165,813	$(55,998)
Commercial mortgage-backed securities	41,294	(201)	—	—	41,294	(201)
Asset-backed securities	7,481	(19)	—	—	7,481	(19)
Corporate securities	93,056	(3,972)	6,304	(948)	99,360	(4,920)
Common and preferred stock	40,279	(2,386)	—	—	40,279	(2,386)
Total	$362,617	$(7,062)	$1,991,610	$(56,462)	$2,354,227	$(63,524)

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

The following table summarizes the Company’s securities classified as available-for-sale as of December 31, 2005, which are carried at estimated fair value (amounts in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Residential mortgage-backed securities	$5,566,783	$9,893	$(38,838)	$5,537,838
Commercial mortgage-backed securities	83,001	94	(183)	82,912
Asset-backed securities	21,846	73	—	21,919
Corporate securities	457,932	7,829	(5,926)	459,835
Common and preferred stock	47,158	232	(388)	47,002
Total	$6,176,720	$18,121	$(45,335)	$6,149,506

All securities in an unrealized loss position at December 31, 2005 had been in an unrealized loss position for less than one year.

During the three and six months ended June 30, 2006, the Company’s gross realized gains from the sales of securities were $1.4 million and $2.1 million, respectively. The Company had gross realized losses of $0.1 million from the sales of securities during the three and six months ended June 30, 2006. In the three and six months ended June 30, 2005, the Company’s gross realized gains from the sales of securities were $0.5 million and $0.8 million, respectively. The Company had no gross realized losses from the sales of securities during the three and six months ended June 30, 2005.

Note 6 to these consolidated financial statements describes the Company’s borrowings under which the Company has pledged securities available-for-sale for borrowings under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions. The following table summarizes the estimated fair value of securities pledged as collateral under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions as of June 30, 2006:

(amounts in thousands)	Residential Mortgage-Backed Securities	Commercial Mortgage-Backed Securities	Corporate Securities (1)	Common and Preferred Stock
Pledged as collateral for borrowings under repurchase agreements	$1,563,733	$55,309	$490,847	$—
Pledged as collateral for asset-backed secured liquidity notes	4,545,573	—	—	—
Pledged as collateral for borrowings under secured revolving credit facility	—	—	16,975	—
Pledged as collateral for borrowings under secured demand loan	—	—	—	51,416
Pledged as collateral for collateralized loan obligation senior secured notes	—	—	133,110	—
Total	$6,109,306	$55,309	$640,932	$51,416

The following table summarizes the estimated fair value of securities pledged as collateral under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions as of December 31, 2005:

(amounts in thousands)	Residential Mortgage-Backed Securities	Commercial Mortgage-Backed Securities	Corporate Securities (1)	Common and Preferred Stock
Pledged as collateral for borrowings under repurchase agreements	$4,534,257	$65,352	$286,365	$—
Pledged as collateral for asset-backed secured liquidity notes	720,370	—	—	—
Pledged as collateral for borrowings under secured revolving credit facility	—	—	82,888	—
Pledged as collateral for borrowings under secured demand loan	—	—	—	45,057
Pledged as collateral for collateralized loan obligation senior secured notes	—	5,021	171,089	—
Total	$5,254,627	$70,373	$540,342	$45,057

(1)             Includes asset-backed securities.

Note 5. Loans

As of June 30, 2006 seventeen corporate loans were classified as held for sale by the Company.  Accordingly, these loans are recorded at the lower of cost or market on the Company’s consolidated balance sheet. Of the seventeen loans classified as held for sale, seven of the loans had a market value below amortized cost and a loss of $0.2 million was recognized to reduce the aggregate carrying value of the loans to market value as of June 30, 2006.

The following table summarizes the Company’s loans as of June 30, 2006 (amounts in thousands):

	Principal	Unamortized Premium/(Discount)	Net Amortized Cost
Residential mortgage loans	$5,723,061	$19,895	$5,742,956
Corporate loans	2,373,552	(2,355)	2,371,197
Commercial real estate loans	311,977	(985)	310,992
Allowance for loan losses for residential mortgage loans	(1,500)	—	(1,500)
Total loans held for investment	8,407,090	16,555	8,423,645
Loans held for sale	107,262	—	107,262
Total loans, net of allowance for loan losses	$8,514,352	$16,555	$8,530,907

The following table summarizes of the Company’s loans as of December 31, 2005 (amounts in thousands):

	Principal	Unamortized Premium/(Discount)	Net Amortized Cost
Residential mortgage loans	$6,405,701	$23,121	$6,428,822
Corporate loans	1,900,385	(3,108)	1,897,277
Commercial real estate loans	522,750	(1,008)	521,742
Allowance for loan losses for residential mortgage loans	(1,500)	—	(1,500)
Total loans held for investment	8,827,336	19,005	8,846,341
Loans held for sale	—	—	—
Total loans, net of allowance for loan losses	$8,827,336	$19,005	$8,846,341

Note 6 to these consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions. The following table summarizes the carrying value of loans pledged as collateral under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions as of June 30, 2006:

(amounts in thousands)	Residential Mortgage Loans	Corporate Loans	Commercial Real Estate Loans
Pledged as collateral for borrowings under repurchase agreements	$2,643,525	$547,925	$227,027
Pledged as collateral for asset-backed secured liquidity notes	3,037,641	—	—
Pledged as collateral for borrowings under secured revolving credit facility	—	135,476	—
Pledged as collateral for collateralized loan obligation senior secured notes	—	1,819,465	—
Total	$5,681,166	$2,502,866	$227,027

The following table summarizes the carrying value of loans pledged as collateral under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions as of December 31, 2005:

(amounts in thousands)	Residential Mortgage Loans	Corporate Loans	Commercial Real Estate Loans
Pledged as collateral for borrowings under repurchase agreements	$4,904,779	$155,167	$370,950
Pledged as collateral for asset-backed secured liquidity notes	1,366,300	—	—
Pledged as collateral for borrowings under secured revolving credit facility	—	59,965	10,000
Pledged as collateral for collateralized loan obligation senior secured notes	—	1,614,309	140,792
Total	$6,271,079	$1,829,441	$521,742

Residential Mortgage Loans

During the year ended December 31, 2005, the Company purchased $5.9 billion of securities in connection with five securitization transactions backed by $4.5 billion of residential hybrid ARM loans and $1.4 billion of residential ARM loans. In each of the five securitization transactions, the Company purchased all of the securities issued, including the subordinate classes. Included in the $5.9 billion of securities purchased were $0.4 billion of loans contributed to the securitization transactions by the Company, resulting in a net purchase by the Company of $5.5 billion of securities. Of the $5.9 billion of securities purchased, approximately 96% were rated AAA by Standard & Poor’s Ratings Service (“Standard & Poor’s” or “S&P”). Each of the special-purpose entities that issued the securities are not considered qualifying special-purpose entities as defined by SFAS No. 140 and are treated as VIEs under FIN 46R. The Company has determined that it is the primary beneficiary of each of the special-purpose entities that issued the securities; accordingly, the Company recorded its investments as loans and not securities.

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

The following table summarizes the delinquency statistics of residential mortgage loans as of June 30, 2006 (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
30 to 59 days	88	$33,681
60 to 89 days	12	3,906
90 days or more	1	446
In foreclosure	12	3,192
Total	113	$41,225

The following table summarizes the delinquency statistics of residential mortgage loans as of December 31, 2005 (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
30 to 59 days	82	$31,049
60 to 89 days	11	3,427
90 days or more	6	1,589
In foreclosure	—	—
Total	99	$36,065

As of June 30, 2006 one of the residential mortgage loans owned by the Company with an outstanding balance of  $0.3 million (not included in the table above) became real estate owned (“REO”) as a result of foreclose on a delinquent loan.  The estimated fair value of the underlying property exceeds the outstanding loan balance and therefore the Company has not recorded a charge against the Company’s allowance for loan losses, and the loan has been reclassified from loans to other assets on the Company’s balance sheet at the lower of cost or estimated fair value.  There were no REOs as of December 31, 2005.

As of June 30, 2006 the Company had 13 loans that were 90 days or greater past due or in foreclosure and placed on non-accrual status.  During the quarter ended June 30, 2006 the Company did not recognize approximately $0.1 million in interest income for loans in non-accrual status or that were classified as REO.

The following table summarizes the changes in the allowance for loan losses for the Company’s residential mortgage loan portfolio during the six months ended June 30, 2006 (amounts in thousands):

Balance, beginning of period	$1,500
Provision for loan losses	—
Charge-offs	—
Balance, end of period	$1,500

Corporate and Commercial Real Estate Loans

As of June 30, 2006 and December 31, 2005, no corporate or commercial real estate loans were delinquent and as of June 30, 2006 and December 31, 2005, the Company had not recorded an allowance for loan losses for its commercial real estate or corporate loan portfolios. In reviewing the Company’s portfolio of commercial real estate loans and corporate loans, the Company determined that no loans were impaired as of June 30, 2006 or December 31, 2005.  The Company considers a loan to be impaired when, based on current information and events, management believes it is probable that the Company will be unable to collect all amounts due pursuant to the contractual terms of the loan agreement.

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

Certain information with respect to the Company’s borrowings as of June 30, 2006 is summarized in the following table (amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral (1)
Repurchase agreements	$4,344,199	5.38%	21	$4,355,255
Demand loan	41,658	5.81	1	46,413
Secured revolving credit facility	112,594	6.06	25	221,547
Asset-backed secured liquidity notes	7,292,844	5.32	19	7,545,725
CLO 2005-1 senior secured notes	773,000	5.39	3,953	982,695
CLO 2005-2 senior secured notes	752,000	5.49	4,167	980,417
CLO 2006-1 repurchase agreements	615,798	5.81	75	907,516
CDO 2005-1 repurchase agreements	186,906	6.36	18	274,336
Junior subordinated notes	103,100	7.86	10,943	—
Total	$14,222,099			$15,313,904

Certain information with respect to the Company’s borrowings as of December 31, 2005 is summarized in the following table (amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral (1)
Repurchase agreements	$9,303,622	4.33%	24	$9,472,231
Demand loan	40,511	4.63	13	45,057
Secured revolving credit facility	54,000	5.38	13	152,241
Asset-backed secured liquidity notes	2,008,069	4.42	14	2,080,072
CLO 2005-1 senior secured notes	773,000	4.49	4,134	996,681
CLO 2005-2 senior secured notes	727,000	4.59	4,348	946,969
CLO 2006-1 repurchase agreements	193,835	4.86	5	436,756
CDO 2005-1 repurchase agreements	263,801	5.47	18	388,783
Total	$13,363,838			$14,518,790

(1)             Collateral for borrowings consists of securities available-for-sale, loans, and marketable equity investments.

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

During April 2005, the Company formed CDO 2005-1 and began borrowing on a $300.0 million warehouse facility, in the form of a repurchase agreement, to purchase commercial real estate obligations. The repurchase facility bears interest at a rate of 30-day LIBOR plus 1.10% and as of June 30, 2006, there was $186.9 million outstanding.

On September 30, 2005, the Company closed a $5.0 billion asset-backed secured liquidity note facility. This facility provides the Company with an alternative source of funding its residential mortgage-backed securities by issuing asset-backed secured liquidity notes that are rated A-1+, P-1, and F1+, by Standard & Poor’s, Moody’s Investors Service (“Moody’s”), and Fitch Inc., respectively. Issuances of asset-backed secured liquidity notes are recorded as borrowings on the Company’s consolidated balance sheet. At June 30, 2006, the Company had $4.6 billion of asset-backed secured liquidity notes under this facility outstanding.

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

The senior notes issued to investors by CLO 2005-2 consist of three classes of notes as follows: (i) $545.0 million of class A-1 notes bearing interest at three-month LIBOR plus 0.26%; (ii) $57.0 million of class B notes bearing interest at three-month LIBOR plus 0.43%; and (iii) $150.0 million of class A-2 Delayed Draw notes bearing interest on the drawn amount at three-month LIBOR plus 0.26%. All of the notes issued mature on November 26, 2017, though the Company has the right to call the notes at par any time after November 2009.

During 2005, the Company formed CLO 2006-1 and during December 2005 executed a $500.0 million warehouse facility, in the form of a repurchase agreement, to finance the purchase of corporate loans and certain other loans and securities. The warehouse facility was increased to $650.0 million during June 2006. The repurchase facility bears interest at a rate of 30-day LIBOR plus 0.65% and as of June 30, 2006, there was $498.9 million outstanding. Additionally, CLO 2006-1 had $116.9 million outstanding under a repurchase agreement separate from the repurchase facility as of June 30, 2006. Also during December 2005, the Company formed CLO 2006-2 and executed a $450.0 million warehouse facility, in the form of a repurchase agreement, to finance the purchase of corporate loans and certain other loans and securities. The repurchase facility bears interest at a rate of 30-day LIBOR plus 0.65% and as of June 30, 2006, there were no borrowings outstanding.

During March 2006, the Company formed KKR Financial Capital Trust I (“Trust I”) for the sole purpose of issuing trust preferred securities. On March 28, 2006, Trust I issued preferred securities to unaffiliated investors for gross proceeds of $50.0 million and common securities to the Company for $1.6 million. The combined proceeds were invested by Trust I in $51.6 million of junior subordinated notes issued by the Company. The junior subordinated notes are the sole assets of Trust I and mature on April 30, 2036, but are callable on or after April 30, 2011. Interest is payable quarterly at a fixed rate of 7.64% (ten-year LIBOR plus 2.45%) through March 2016 and thereafter at a floating rate equal to three-month LIBOR plus 2.65%.

On March 30, 2006, the Company closed its second $5.0 billion asset-backed secured liquidity note facility. This facility provides the Company with an alternative source of funding its residential mortgage-backed securities by issuing asset-backed secured liquidity notes that are rated A-1+, P-1, and F1+, by Standard & Poor’s, Moody’s, and Fitch Inc., respectively. At June 30, 2006, the Company had $2.7 billion in borrowings outstanding under this facility.

During June 2006, the Company formed KKR Financial Capital Trust II (“Trust II”) for the sole purpose of issuing trust preferred securities. On June 2, 2006, Trust II issued preferred securities to unaffiliated investors for gross proceeds of $50.0 million and common securities to the Company for $1.6 million. The combined proceeds were invested by Trust II in $51.6 million of junior subordinated notes issued by the Company. The junior subordinated notes are the sole assets of Trust II and mature on July 30, 2036, but are callable on or after July 30, 2011. Interest is payable quarterly at a fixed rate of 8.09% (ten-year LIBOR plus 2.45%) through July 2016 and thereafter at a floating rate equal to three-month LIBOR plus 2.65%.

During June 2006, the Company’s $275.0 million secured revolving credit facility matured and was replaced with a $375.0 million three year senior secured revolving credit facility.  The Company has the option to increase the senior secured revolving credit facility size up to $550.0 million at any time so long as no default or event of default on the facility has occurred and subject to addition of new lenders, increases in the commitments of existing lenders, or a combination thereof.  The senior secured revolving credit facility matures in June 2009 and consists of two tranches.   Outstanding borrowings under the senior secured revolving credit facility bear interest at either (i) an alternate base rate per annum equal to the greater of (a) the prime rate in effect on such day, and (b) the federal funds in effect on such day plus 0.50%, or (ii) an interest rate per annum equal to the LIBOR rate for the applicable interest period plus 0.50% for borrowings under tranche A of the facility and 0.75% for borrowings under tranche B of the facility. As of June 30, 2006 the Company had $112.6 million in borrowings outstanding under this facility.

Note 7. Derivative Financial Instruments

The Company enters into derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings under repurchase agreements and asset-backed secured liquidity notes.  The Company designates these financial instruments as cash flow hedges.  Additionally, the Company purchases derivative financial instruments for investing purposes which include investment financing arrangements (total rate of return swaps) whereby the Company receives the sum of all interest, fees and any positive economic change in value amounts from a reference asset with a specified notional amount and pays interest on such notional plus any negative change in value amounts from such asset.  The counterparties to the Company’s derivative agreements are major financial institutions with which the Company and its affiliates may also have other financial relationships. In the event of nonperformance by the counterparties, the Company is potentially exposed to losses. The counterparties to the Company’s derivative agreements have investment grade ratings and as a result the Company does not anticipate that any of the counterparties will fail to fulfill their obligations.

KKR Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The table below summarizes the estimated net fair value of the derivative instruments as of June 30, 2006 and December 31, 2005 (amounts in thousands):

	As of June 30, 2006	As of December 31, 2005
Cash Flow Hedges:
Interest rate corridors	$22,464	$14,762
Interest rate swaps	104,949	40,796
Free-Standing Derivatives:
Interest rate swaptions	226	879
Interest rate swaps	—	198
Credit default swaps	(19)	71
Total rate of return swaps	1,780	727
Net fair value	$129,400	$57,433

Note 8. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (amounts in thousands):

	As of June 30, 2006	As of December 31, 2005
Net unrealized losses on available-for-sale securities	$(28,865)	$(27,215)
Net unrealized gains on cash flow hedges	117,952	45,559
Accumulated other comprehensive income	$89,087	$18,344

The changes in the components of other comprehensive income (loss) were as follows (amounts in thousands):

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005
Unrealized gains on securities available-for-sale:
Unrealized holding gains (losses) arising during period	$542	$29,431	$(3,514)	$(7,625)
Reclassification adjustments for gains (losses) realized in net income	1,225	(472)	1,864	(815)
Unrealized gains (losses) on securities available-for-sale	1,767	28,959	(1,650)	(8,440)
Unrealized gains on cash flow hedges	25,326	(18,764)	72,393	(3,554)
Other comprehensive income (loss)	$27,093	$10,195	$70,743	$(11,994)

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

The following table summarizes restricted common stock transactions:

	Manager	Directors	Total
Unvested shares as of January 1, 2006	2,670,911	28,321	2,699,232
Issued	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Unvested shares as of June 30, 2006	2,670,911	28,321	2,699,232

The shares of restricted common stock granted to the directors were valued using the fair market value at the time of grant, which was $24.90 and $20.00 per share, for the shares of restricted common stock granted in 2005 and 2004, respectively. Pursuant to SFAS No. 123(R), the Company is required to value any unvested shares of restricted common stock granted to the Manager at the current market price. The Company valued the unvested restricted common stock at $20.81 and $25.00 per share at June 30, 2006 and June 30, 2005, respectively.  There were $19.7 million and $13.8 million of total unrecognized compensation costs related to nonvested restricted common stock granted as of June 30, 2006 and June 30, 2005, respectively.  The cost is expected to be recognized over a weighted average period of eight months at June 30, 2006.

The following table summarizes common stock option transactions:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2006	1,989,779	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of June 30, 2006	1,989,779	$20.00

None of the common stock options outstanding were exercised at June 30, 2006 and June 30, 2005, respectively. As of June 30, 2006, 663,260 common stock options were exercisable, and no common stock options were exercisable as of June 30, 2005. The common stock options are valued using the Black-Scholes model using the following assumptions:

	As of June 30, 2006	As of June 30, 2005
Expected life	8.1 years	9.1 years
Discount rate	5.19%	4.07%
Volatility	16%	20%
Dividend yield	9%	9%

The estimated fair value of the common stock options was $0.91 and $1.90 at June 30, 2006 and June 30, 2005, respectively. There were $0.3 million and $1.7 million of total unrecognized compensation costs related to nonvested common stock options granted as of June 30, 2006 and June 30, 2005, respectively.  The cost is expected to be recognized over a weighted average period of 1.1 years at June 30, 2006.

For the three and six months ended June 30, 2006 and June 30, 2005, the components of share-based compensation expense are as follows (amounts in thousands):

	For the three months ended June 30, 2006	For the three months ended June 30, 2005	For the six months ended June 30, 2006	For the six months ended June 30, 2005
Options granted to Manager	$(497)	$1,069	$(509)	$1,577
Restricted shares granted to Manager	5,465	6,278	12,086	10,442
Restricted shares granted to certain directors	175	(13)	349	61
Total share-based compensation expense	$5,143	$7,334	$11,926	$12,080

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

The Management Agreement provides, among other things, that the Company pays to the Manager, in exchange for managing the day-to-day operations of the Company, certain fees and reimbursements, consisting of a base management fee, an incentive fee, and reimbursement for out-of-pocket and certain other costs incurred by the Manager on behalf of the Company. All rent incurred by the Manager is paid by the Company and the Company is a party to the lease.

The Management Agreement contains certain provisions requiring the Company to indemnify the Manager with respect to all losses or damages arising from acts not constituting bad faith, willful misconduct, or gross negligence. The Company has evaluated the impact of these obligations on its consolidated financial statements and determined that they are immaterial.

For the three and six months ended June 30, 2006, the Company incurred $7.2 million and $14.4 million in base management fees and $1.6 million and $2.3 million in management incentive fees, respectively. In addition, the Company recognized share-based compensation expense related to common stock options and restricted common stock granted to the Manager of $5.0 million and $11.6 million for the three and six months ended June 30, 2006 (see Note 9). The Company also reimbursed the Manager $1.4 million and $2.8 million for expenses for the three and six months ended June 30, 2006. The Company incurred base management fees of $3.4 million and $6.7 million, respectively, and reimbursed the Manager for expenses of $0.8 million and $1.7 million, respectively, for the three and six months ended June 30, 2005. The Company incurred no management incentive fees for the three and six months ended June 30, 2005. In addition, the Company recognized share-based compensation expense related to common stock options and restricted common stock granted to the Manager of $7.3 million and  $12.0 million for the three and six months ended June 30, 2005. Base management fees incurred and share-based compensation expense relating to common stock options and restricted common stock granted to the Manager are included in related party management compensation on the consolidated statements of operations. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of operations non-investment expense category based on the nature of the expense.

An affiliate of the Company’s Manager has entered into separate management agreements with the respective investment vehicles for CLO 2005-1 and CLO 2005-2 and is entitled to receive fees for the services performed as collateral manager. To date, the collateral manager has waived approximately $1.5 million of management fees payable to it from CLO 2005-1, which covers the period commencing in March 2005 and ending in October 2006 and has waived approximately $0.7 million of management fees payable to it from CLO 2005-2, which covers the period commencing November 2005 and ending in November 2006. The waivers for CLO 2005-1 and CLO 2005-2 expire in October 2006 and November 2006, respectively, and there is no guarantee that the collateral manager will waive such management fees subsequent to those dates.

During January 2006, the Company invested $40.0 million in a series of corporate floating rate notes which were rated BB by Standard & Poor’s and were issued by an unaffiliated third party. KKR Financial Advisors II, LLC, a wholly-owned subsidiary of the Company’s Manager, is the collateral manager for the unaffiliated third party in connection with this corporate floating rate note transaction.

During the second quarter of 2006, the Company invested $40.7 million in Capmark Financial Group. Inc. (“Capmark”). Capmark is controlled by an investor group that includes KKR, an affiliate of the Manager. As of June 30, 2006, the Company held investments in KKR affiliated companies consisting of $90.8 million of non-marketable equity securities and $583.3 million of corporate loans. In addition, during July 2006 the Company made investments in Branbles Industrial Services, an affiliate of KKR, consisting of $20.0 million of non-marketable equity securities and $40.0 million in subordinated zero-coupon securities.

Note 11. Subsequent Event

On August 2, 2006, the Company’s Board of Directors declared a cash distribution for the three months ended June 30, 2006 on the Company’s common stock of $0.49 per share, payable on August 30, 2006 to stockholders of record as of the close of business on August 16, 2006.

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

Executive Overview

We are a specialty finance company that invests in multiple asset classes and uses leverage to generate competitive leveraged risk-adjusted returns subject to maintaining our status as a REIT, and our exemption from regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Our objective is to provide competitive returns to our investors through a combination of dividends and capital appreciation. As part of our multi-asset class strategy, we seek to invest opportunistically in those asset classes that can generate competitive leveraged risk-adjusted returns. Investing in multiple asset classes does not, however, reduce or eliminate many of the risks associated with our investment portfolio such as geographic concentration risk, asset class concentration risk, market risk and credit risk. We currently make investments in the following asset classes: (i) residential mortgage loans and mortgage-backed securities; (ii) corporate loans and debt securities; (iii) commercial real estate loans and debt securities; (iv) asset-backed securities; and (v) marketable and non-marketable equity securities. We also make opportunistic investments in other asset classes from time to time. Our investment guidelines generally do not impose any limitations on the amount of our investments in any specific asset class, industry, or investment. Our income is generated primarily from the difference between the interest and dividend income earned on our investments and the cost of our borrowings, plus (i) realized and unrealized gains and losses our free-standing derivatives, (ii) realized gains and losses from the sales of investments, and (iii) fee income.

We commenced our investment activities by funding our first investment on September 30, 2004. As of the end of the second quarter of 2006, we have deployed a significant amount of our capital and we expect to have fully deployed our capital on a fully- leveraged basis by the end of the third quarter of 2006. We used the proceeds from our IPO to reduce short-term borrowings and intend to fund future investments principally through borrowings until such time that we fully deploy our capital on a fully leveraged basis. Provided that market conditions and market opportunities are favorable, we may undertake to raise additional equity capital, including future issuances of trust preferred securities, subsequent to the deployment of our existing capital and leverage.

Cash Distributions to Stockholders

On August 2, 2006, our Board of Directors declared a cash distribution for the quarter ended June 30, 2006 on our common stock of $0.49 per common share. The distribution will be payable on August 30, 2006 to stockholders of record as of the close of business on August 16, 2006.

Investment Portfolio

As of June 30, 2006 our investment portfolio totaled $15.9 billion, representing an increase of 6.0% from $15.0 billion as of December 31, 2005. As of June 30, 2006, our investment portfolio primarily consisted of residential mortgage loans and securities totaling $12.1 billion, corporate loans and securities totaling $3.2 billion, commercial real estate loans and securities totaling $380.5 million, marketable equity securities consisting of preferred and common stock totaling $66.5 million, and investments in non-marketable equity securities totaling $139.4 million.

Funding Activities

On March 30, 2006, we closed our second $5.0 billion asset-backed secured liquidity note facility. This facility provides us with an alternative source of funding our residential mortgage-backed securities by issuing asset-backed secured liquidity notes that are rated A-1+, P-1, and F1+, by Standard & Poor’s Ratings Service, or Standard & Poor’s, Moody’s Investors Service, or Moody’s, and Fitch Inc., respectively. At June 30, 2006, we had $2.7 billion in borrowings outstanding under this facility.

During March 2006, we formed KKR Financial Capital Trust I (“Trust I”) for the sole purpose of issuing and selling trust preferred securities. On March 28, 2006, Trust I issued preferred securities to unaffiliated investors for gross proceeds of $50.0 million and common securities to us for $1.6 million. The combined proceeds were invested by Trust I in $51.6 million of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Trust I and mature on April 30, 2036, but are callable on or after April 30, 2011. Interest is payable quarterly at a fixed rate of 7.64% (ten-year LIBOR plus 2.45%) through March 2016 and thereafter at a floating rate equal to three-month LIBOR plus 2.65%.

During June 2006, we formed KKR Financial Capital Trust II (“Trust II”) for the sole purpose of issuing trust preferred securities. On June 2, 2006, Trust II issued preferred securities to unaffiliated investors for gross proceeds of $50.0 million and common securities to us for $1.6 million. The combined proceeds were invested by Trust II in $51.6 million of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Trust II and mature on July 30, 2036, but are callable on or after July 30, 2011. Interest is payable quarterly at a fixed rate of 8.09% (ten-year LIBOR plus 2.45%) through July 2016 and thereafter at a floating rate equal to three-month LIBOR plus 2.65%.

During June 2006, we replaced our existing $275.0 million secured revolving credit facility with a new three year $375.0 million senior secured revolving credit facility. We have the option to increase the size of this new facility up to $550.0 million so long as no default or event of default (as defined in such credit facility) has occurred and subject to addition of new lenders, increases in the commitments of existing lenders, or a combination thereof. The new senior secured revolving credit facility matures in June 2009 and consists of two tranches.  Outstanding borrowings under the senior secured revolving credit facility bear interest at either (i) an alternate base rate per annum equal to the greater of (a) the prime rate in effect on such day, and (b) the federal funds in effect on such day plus 0.50%, or (ii) an interest rate per annum equal to the LIBOR rate for the applicable interest period plus 0.50% for borrowings under tranche A of the facility and 0.75% for borrowings under tranche B of the facility. As of June 30, 2006 we had $112.6 million in borrowings outstanding under this facility.

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

As of June 30, 2006, unamortized purchase premiums and unaccreted purchase discounts on our investment portfolio totaled $33.8 million and $(48.7) million, respectively.

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

Because we remeasure the amount of compensation costs associated with the unvested restricted common stock and unvested common stock options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our consolidated financial statements will change based on the market price of our common stock as of each remeasurement date and this may result in earnings volatility. For the three and six months ended June 30, 2006, share-based compensation totaled $5.1 million and $11.9 million, respectively. As of June 30, 2006, substantially all of the non-vested common stock options and restricted common stock issued that is subject to SFAS No. 123(R) is subject to remeasurement.

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

Accounting for Derivative Instruments and Hedging Activities

Our policies permit us to enter into derivative contracts, including interest rate swaps, interest rate corridors, interest rate swaptions, interest rate straddles, and credit and currency derivatives. We use interest rate derivatives to manage interest rate risk. We formally document relationships between our hedging instruments and our hedged transactions as of the inception date of the hedge, including (i) our risk management objective and hedge strategy, (ii) the risk that we are hedging, (iii) the hedging instruments, consisting of the derivative instruments that comprise the hedge, (iv) the hedged transaction, consisting of the recognized or forecasted transaction that we are hedging, (v) the method that we used to assess the hedge’s effectiveness on a retrospective and prospective basis, and (vi) the methodology that we will use to measure hedge ineffectiveness. On the date that we enter into an interest rate derivative transaction we designate the interest rate derivative as (i) a hedge of a forecasted transaction or of the variability of cash flows related to a recognized liability (“cash flow hedge”) or (ii) held for trading (“trading instrument”). Our interest rate swaptions are undesignated derivative contracts and accounted for as trading instruments, and our interest rate swap and interest rate corridor contracts are designated and accounted for as cash flow hedges. As of June 30, 2006, we have not entered into any interest rate derivative transactions that are designated as a hedge of the estimated fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”).

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

We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of June 30, 2006, the estimated fair value of our derivatives totaled $129.4 million. As of June 30, 2006, the estimated fair value of interest rate derivatives accounted for as cash flow hedges totaled approximately $127.4 million and the net unrealized gain on such cash flow hedges totaled approximately $118.0 million, which amount is recorded in accumulated other comprehensive income in the consolidated statements of changes in stockholders’ equity.

Impairments

We evaluate our investment portfolio for impairment as of each quarter end or more frequently if we become aware of any material information that would lead us to believe that an investment may be impaired. We evaluate whether the investment is considered impaired and whether the impairment is other-than-temporary. If we make a determination that the impairment is other-

than-temporary, we recognize an impairment loss equal to the difference between the amortized cost basis and the estimated fair value of the investment. We consider many factors in determining whether the impairment of an investment is other-than-temporary, including but not limited to the length of time the security has had a decline in estimated fair value below its amortized cost, the amount of the loss, the intent and our financial ability to hold the investment for a period of time sufficient for a recovery in its estimated fair value, recent events specific to the issuer or industry, external credit ratings and recent downgrades in such ratings. As of June 30, 2006, we had aggregate unrealized losses on our securities classified as available-for-sale of approximately $63.5 million, which if not recovered may result in the recognition of future losses.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are required to adopt FIN 48 in the first quarter of 2007 and we currently assessing the impact that it will have on our consolidated financial statements.

Results of Operations

For the Three and Six Months Ended June 30, 2006 compared to the Three and Six Months Ended June 30, 2005

Summary

Our net income for the three and six months ended June 30, 2006 totaled $34.9 million (or $0.44 per diluted share) and $65.3 million (or $0.82 per diluted share), respectively, as compared to net income of $8.5 million (or $0.21 per diluted share) and $14.6 million (or $0.36 per diluted share) for the three and six months ended June 30, 2005. During the six months ended June 30, 2006, our investment portfolio increased by 6.0% from $15.0 billion as of December 31, 2005 to $15.9 billion as of June 30, 2006.

Net Investment Income

The following table presents the components of our net investment income for the quarters ended June 30, 2006 and 2005:

Comparative Net Investment Income Components
(Amounts in thousands)

	For the three months ended June 30, 2006	For the three months ended June 30, 2005	For the six months ended June 30, 2006	For the six months ended June 30, 2005
Investment Income:
Residential mortgage loans and securities interest income	$155,402	$49,380	$301,532	$74,434
Corporate loans and securities interest income	61,511	16,877	111,925	26,309
Commercial real estate loans and securities interest income	6,889	2,562	15,527	3,474
Other interest income	1,807	943	3,652	1,197
Common and preferred stock dividend income	912	934	1,795	1,467
Net premium/discount (amortization) accretion	306	(1,670)	194	(2,309)
Total investment income	226,827	69,026	434,625	104,572
Interest Expense:
Repurchase agreements interest expense	97,704	41,629	203,766	60,179
Collateralized loan obligation senior secured notes interest expense	20,420	6,618	38,385	8,516
Asset-backed secured liquidity notes interest expense	62,322	—	93,798	—
Secured revolving credit facility interest expense	2,119	—	2,869	—
Demand loan interest expense	573	—	1,077	—
Junior subordinated notes interest expense	1,336	—	1,368	—
Other interest expense	633	34	1,574	35
Interest rate swap and corridor interest expense, net	(10,013)	—	(11,180)	—
Total interest expense	175,094	48,281	331,657	68,730
Net investment income	$51,733	$20,745	$102,968	$35,842

As presented in the table above, our net investment income increased by $31.0 million and $67.1 million for the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005. The change from 2005 to 2006 is primarily attributable to the increase in our investment portfolio since June 30, 2005. As of June 30, 2006, we held $15.7 billion in investments in loans and securities available-for-sale and had borrowings outstanding totaling $14.2 billion. In comparison, as of June 30, 2005, investments in loans and securities available-for-sale totaled $6.7 billion and borrowings outstanding totaled $5.5 billion.

Other Income

The following table presents the components of other income for the three and six months ended June 30, 2006 and 2005:

Comparative Other Income Components
(Amounts in thousands)

	For the three months ended June 30, 2006	For the three months ended June 30, 2005	For the six months ended June 30, 2006	For the six months ended June 30, 2005
Net realized and unrealized gain (loss) on derivatives and foreign exchange:
Interest rate swaptions	$25	$(102)	$58	$(194)
Interest rate swaps	(9)	232	152	232
Credit default swaps	334	(118)	76	279
Foreign exchange forwards	—	2,158	—	2,028
Total rate of return swaps	2,007	—	1,707	—
Foreign exchange translation	942	(2,346)	1,316	(2,394)
Total realized and unrealized gain (loss) on derivatives and foreign exchange	3,299	(176)	3,309	(49)
Net realized gain on investments	691	790	2,139	1,151
Fee and other income	458	1,245	673	1,595
Total other income	$4,448	$1,859	$6,121	$2,697

As presented in the table above, other income totaled $4.4 million and $6.1 million for the three and six months ended June 30, 2006, respectively, as compared to $1.9 million and $2.7 million for the three and six months ended June 30, 2005, respectively. The increase in total other income from the prior period is primarily attributable to increased investment activity since June 30, 2005.

Non-Investment Expenses

The following table presents the components of our non-investment expenses for the three and six months ended June 30, 2006 and 2005:

Comparative Non-Investment Expense Components
(Amounts in thousands)

	For the three months ended June 30, 2006	For the three months ended June 30, 2005	For the six months ended June 30, 2006	For the six months ended June 30, 2005
Related party management compensation:
Base management fees	$7,215	$3,384	$14,373	$6,720
Incentive fee	1,595	—	2,268	—
Share-based compensation	4,968	7,347	11,577	12,019
Related party management compensation	13,778	10,731	28,218	18,739
Professional services	548	788	1,495	1,185
Loan servicing expense	3,720	363	7,716	630
Insurance expense	274	216	498	433
Directors expenses	375	152	748	351
General and administrative expenses	2,436	858	4,664	1,477
Total non-investment expenses	$21,131	$13,108	$43,339	$22,815

As presented in the table above, our non-investment expenses increased by $8.0 million and $20.5 million for the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005. The increase in non-investment expenses from the prior period is primarily attributable to our growth since June 30, 2005. The significant components of non-investment expense are described below.

Management compensation to related parties consists of base management fees payable to our Manager pursuant to the Management Agreement, incentive management fees, and share-based compensation related to restricted common stock and common stock options granted to our Manager. The base management fee payable was calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times “equity” as defined in the Management Agreement. Our Manager is also entitled to an incentive fee provided that our quarterly “net income,” as defined in the Management Agreement, before the incentive fee exceeds a defined return hurdle. We did not exceed the applicable hurdle during the three and six months ended June 30, 2005.

General and administrative expenses consist of expenses incurred by our Manager on our behalf that are reimbursable to our Manager pursuant to the Management Agreement. We expect that our general and administrative expenses will continue to increase as our investment portfolio continues to increase. Professional services expenses consist of legal, accounting and other professional services. We expect that our recurring professional services expenses will continue to increase as our investment portfolio continues to increase. Loan servicing expense consists of servicing fees paid to third-party servicers.

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

KKR TRS Holdings, Inc., our domestic taxable REIT subsidiary, is taxed as a regular subchapter C corporation under the provisions of the Code. KKR TRS Holdings, Inc. was formed to make, from time to time, certain investments that would not be REIT qualifying investments if made directly by us, and to earn income that would not be REIT qualifying income if earned directly by us. For the three and six months ended June 30, 2006, KKR TRS Holdings, Inc. had pre-tax net income of $0.3 million and $1.0 million, respectively, and the provision for income taxes totaled $0.1 million and $0.4 million, respectively. As of June 30, 2006, KKR TRS Holdings, Inc. had an income tax receivable of $0.9 million and a deferred tax liability of $0.3 million.

KKR Financial CLO 2005-1, Ltd., KKR Financial CLO 2005-2, Ltd., KKR Financial CDO 2005-1, Ltd., and KKR Financial CLO 2006-1, Ltd., are foreign taxable REIT subsidiaries that were established to facilitate securitization transactions structured as secured financing transactions. They are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. Therefore, despite their status as taxable REIT subsidiaries, they generally will not be subject to corporate income tax on their earnings, and no provisions for income taxes for the three and six months ended June 30, 2006 were recorded; however, we will generally be required to include their current taxable income in our calculation of REIT taxable income.

Financial Condition

Summary

The tables below summarize the carrying value, amortized cost, and estimated fair value of our investment portfolio as of June 30, 2006 and December 31, 2005, classified by interest rate type. Carrying value is the value that investments are recorded on our consolidated balance sheets and is estimated fair value for securities and amortized cost for loans held for investment and the lower of amortized cost or market value for loans held for sale. Estimated fair values set forth in the tables below are based on dealer quotes and/or nationally recognized pricing services.

The table below summarizes our investment portfolio as of June 30, 2006 classified by interest rate type:

Investment Portfolio
(Amounts in thousands)

	Carrying Value	Amortized Cost	Estimated Fair Value	Portfolio Mix % by Fair Value
Floating Rate:
Residential ARM Loans	$1,779,419	$1,779,419	$1,774,532	11.2%
Residential ARM Securities	4,387,857	4,378,482	4,387,857	27.6
Corporate Loans	2,440,722	2,440,722	2,449,724	15.4
Corporate Debt Securities	345,979	336,374	345,979	2.2
Commercial Real Estate Loans	232,515	232,515	232,294	1.5
Commercial Real Estate Debt Securities	62,312	62,503	62,312	0.4
Total Floating Rate	9,248,804	9,230,015	9,252,698	58.3
Hybrid Rate:
Residential Hybrid ARM Loans	3,963,537	3,963,537	3,899,597	24.6
Residential Hybrid ARM Securities	1,997,875	2,048,441	1,997,875	12.6
Total Hybrid Rate	5,961,412	6,011,978	5,897,472	37.2
Fixed Rate:
Corporate Loans	37,737	37,737	38,013	0.2
Corporate Debt Securities	400,309	395,791	400,309	2.5
Commercial Real Estate Loans	78,477	78,477	78,138	0.4
Commercial Real Estate Debt Securities	7,231	6,714	7,231	0.1
Total Fixed Rate	523,754	518,719	523,691	3.2
Marketable and Non-Marketable Equity Securities:
Common and Preferred Stock	66,484	68,608	66,484	0.4
Non-Marketable Equity Securities	139,429	139,429	139,429	0.9
Total Marketable and Non-Marketable Equity Securities	205,913	208,037	205,913	1.3
Total	$15,939,883	$15,968,749	$15,879,774	100.0%

As of June 30, 2006 the aggregate amortized cost value of the Company’s investment portfolio exceeded the aggregate fair value of its portfolio by $89.1 million and, as of the same date, the Company had unrealized gains totaling $118.0 million related to its cash flow hedges, as defined under SFAS No. 133. As of June 30, 2006, the aggregate net unamortized purchase discount related to the Company’s investment portfolio was $14.9 million.

The table below summarizes our investment portfolio as of December 31, 2005, classified by interest rate type:

Investment Portfolio
(Amounts in thousands)

	Carrying Value	Amortized Cost	Estimated Fair Value	Portfolio Mix % by Fair Value
Floating Rate:
Residential ARM Loans	$2,175,929	$2,175,929	$2,163,932	14.4%
Residential ARM Securities	3,375,434	3,369,763	3,375,434	22.5
Corporate Loans	1,872,277	1,872,277	1,886,372	12.6
Corporate Debt Securities	279,280	277,030	279,280	1.9
Commercial Real Estate Loans	486,096	486,096	485,775	3.2
Commercial Real Estate Debt Securities	63,032	63,168	63,032	0.4
Total Floating Rate	8,252,048	8,244,263	8,253,825	55.0
Hybrid Rate:
Residential Hybrid ARM Loans	4,252,893	4,252,893	4,224,234	28.1
Residential Hybrid ARM Securities	2,162,404	2,197,020	2,162,404	14.4
Total Hybrid Rate	6,415,297	6,449,913	6,386,638	42.5
Fixed Rate:
Corporate Loans	25,000	25,000	25,000	0.2
Corporate Debt Securities	202,474	202,748	202,474	1.3
Commercial Real Estate Loans	35,646	35,646	35,657	0.2
Commercial Real Estate Debt Securities	19,880	19,833	19,880	0.1
Total Fixed Rate	283,000	283,227	283,011	1.8
Marketable and Non-Marketable Equity Securities:
Common and Preferred Stock	47,002	47,158	47,002	0.3
Non-Marketable Equity Securities	52,500	52,500	52,500	0.4
Total Marketable and Non-Marketable Equity Securities	99,502	99,658	99,502	0.7
Total	$15,049,847	$15,077,061	$15,022,976	100.0%

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

Securities Available-for-Sale

The following table summarizes the par value of our investment securities portfolio by investment class stratified by Moody’s and Standard & Poor’s ratings category as of June 30, 2006:

Investment Securities
(Amounts in thousands)

Ratings Category	Residential ARM Securities	Residential Hybrid ARM Securities	Corporate Debt Securities	Commercial Real Estate Debt Securities	Total
Aaa/AAA	$4,327,656	$1,984,254	$—	$—	$6,311,910
Aa1/AA+ through Aa3/AA-	18,411	28,520	—	—	46,931
A1/A+ through A3/A-	13,273	18,149	—	—	31,422
Baa1/BBB+ through Baa3/BBB-	9,420	9,689	21,444	—	40,553
Ba1/BB+ through Ba3/BB-	4,710	3,889	287,000	29,000	324,599
B1/B+ through B3/B-	3,425	2,593	254,815	—	260,833
Caa1/CCC+ and lower	—	—	130,522	—	130,522
Non-Rated	8,133	6,482	56,000	42,135	112,750
Total	$4,385,028	$2,053,576	$749,781	$71,135	$7,259,520

The following table shows the par value of our investment securities portfolio by investment class stratified by Moody’s and Standard & Poor’s ratings category as of December 31, 2005:

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

Loans

Our residential mortgage loan portfolio totaled $5.7 billion as of June 30, 2006 and $6.4 billion as of December 31, 2005. As of June 30, 2006 we owned one real estate property acquired through foreclosure.  The outstanding loan balance of $0.3 million (not included in the following table) was reclassified from loans to other assets on our balance sheet, and the estimated fair value of the real estate property exceeds the outstanding loan balance and therefore we have not recorded a charge against our allowance for loan losses.  As of December 31, 2005, we did not own any real estate properties that we had acquired through foreclosure.

As of June 30, 2006 we had 13 loans that were 90 days or greater past due or in foreclosure and placed on non-accrual status.  During the quarter ended June 30, 2006 we did not recognize approximately $0.1 million in interest income for loans in non-accrual status or that were classified as real estate owned.

The weighted average original FICO® score and weighted average original LTV ratio of our residential ARM loan portfolio were 737 and 69.0%, respectively, as of June 30, 2006. As of December 31, 2005, the weighted average original FICO® score and weighted average LTV ratio of our residential ARM loan portfolio were 737 and 67.2%, respectively. As of June 30, 2006 our residential ARM loan investment portfolio did not have any material concentrations in investor owned properties, multi-unit housing properties, condominium properties and/or cooperative properties. A material portion of our residential ARM loans are non-conforming mortgage loans, not due to credit quality, but because the mortgage loans have balances that exceed the maximum balances necessary to qualify as a conforming mortgage loan.

The following table summarizes the delinquency statistics of residential mortgage loans as of June 30, 2006 (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
30 to 59 days	88	$33,681
60 to 89 days	12	3,906
90 days or more	1	446
In foreclosure	12	3,192
Total	113	$41,225

The following table summarizes the delinquency statistics of residential mortgage loans as of December 31, 2005 (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
30 to 59 days	82	$31,049
60 to 89 days	11	3,427
90 days or more	6	1,589
In foreclosure	—	—
Total	99	$36,065

The following table summarizes the changes in the allowance for loan losses for our residential mortgage loan portfolio during the three months ended June 30, 2006 (amounts in thousands):

Balance, beginning of period	$1,500
Provision for loan losses	—
Charge-offs	—
Balance, end of period	$1,500

Our corporate loan portfolio totaled $2.4 billion as of June 30, 2006 and $1.9 billion as of December 31, 2005. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of first and second lien loans, mezzanine loans and bridge loans. As of June 30, 2006 we classified seventeen corporate loans as held for sale.  Accordingly, these loans are recorded at the lower of cost or market on our consolidated balance sheet. Of the seventeen loans classified as held for sale, a gross loss of $0.2 million was recognized as the carrying value of the loans exceeded fair value as of June 30, 2006 in the amount of $0.2 million.

We performed an allowance for loan losses analysis as of June 30, 2006 and December 31, 2005, and we have made the determination that no allowance for loan losses was required for our corporate loan portfolio as of June 30, 2006 or December 31, 2005.

The following table summarizes the par value of our corporate loan portfolio stratified by Moody’s and Standard & Poor’s ratings category as of June 30, 2006 and December 31, 2005:

Corporate Loans
(Amounts in thousands)

Ratings Category	As of June 30, 2006	As of December 31, 2005
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA-	—	—
A1/A+ through A3/A-	—	—
Baa1/BBB+ through Baa3/BBB-	2,000	2,000
Ba1/BB+ through Ba3/BB-	837,722	673,644
B1/B+ through B3/B-	1,384,216	1,095,368
Caa1/CCC+ and lower	25,650	21,547
Non-rated	231,226	107,826
Total	$2,480,814	$1,900,385

Our commercial real estate loan portfolio totaled $311.0 million and $521.7 million as of June 30, 2006 and December 31, 2005, respectively. Our commercial real estate loan portfolio consists of senior, mezzanine, and bridge loans that are secured by commercial real estate.

We performed an allowance for loan losses analysis as of June 30, 2006 and December 31, 2005, and we have made the determination that no allowance for loan losses was required for our commercial real estate loan portfolio as of June 30, 2006 or December 31, 2005.

The following table summarizes the par value of our commercial real estate loan portfolio stratified by Moody’s and Standard & Poor’s ratings category as of June 30, 2006 and December 31, 2005:

Commercial Real Estate Loans
(Amounts in thousands)

Ratings Category	As of June 30, 2006	As of December 31, 2005
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA-	—	—
A1/A+ through A3/A-	—	—
Baa1/BBB+ through Baa3/BBB-	—	—
Ba1/BB+ through Ba3/BB-	27,277	60,929
B1/B+ through B3/B-	75,000	75,000
Caa1/CCC+ and lower	—	50,000
Non-rated	209,700	336,821
Total	$311,977	$522,750

Asset Repricing Characteristics

Summary

The table below summarizes the repricing characteristics of our investment portfolio as of June 30, 2006 and December 31, 2005, and is classified by interest rate type:

Investment Portfolio
(Amounts in thousands)

	As of June 30, 2006		As of December 31, 2005
	Amortized Cost	Portfolio Mix	Amortized Cost	Portfolio Mix
Floating Rate:
Residential ARM Loans	$1,779,419	11.3%	$2,175,929	14.5%
Residential ARM Securities	4,378,482	27.8	3,369,763	22.5
Corporate Loans	2,440,722	15.5	1,872,277	12.5
Corporate Debt Securities	336,374	2.1	277,030	1.9
Commercial Real Estate Loans	232,515	1.5	486,096	3.2
Commercial Real Estate Debt Securities	62,503	0.4	63,168	0.4
Total Floating Rate	9,230,015	58.6	8,244,263	55.0
Hybrid Rate:
Residential Hybrid ARM Loans	3,963,537	25.2	4,252,893	28.4
Residential Hybrid ARM Securities	2,048,441	13.0	2,197,020	14.7
Total Hybrid Rate	6,011,978	38.2	6,449,913	43.1
Fixed Rate:
Corporate Loans	37,737	0.2	25,000	0.2
Corporate Debt Securities	395,791	2.5	202,748	1.4
Commercial Real Estate Loans	78,477	0.5	35,646	0.2
Commercial Real Estate Debt Securities	6,714	0.0	19,833	0.1
Total Fixed Rate	518,719	3.2	283,227	1.9
Total	$15,760,712	100.0%	$14,977,403	100.0%

The table above excludes marketable equity securities with a fair value of $66.5 million and amortized cost of $68.6 million, and non-marketable equity securities with a fair value of $139.4 million and amortized cost of $139.4 million as of June 30, 2006.  Also excluded are marketable equity securities with a fair value of $47.0 million and amortized cost of $47.2 million, and non-marketable equity securities with a fair value of $52.5 million and amortized cost of $52.5 million as of December 31, 2005

Residential ARM Securities

As of June 30, 2006, substantially all of our residential ARM securities were comprised of one-month LIBOR floating rate securities that reprice monthly and were subject to a weighted average maximum net interest rate of 11.88% which is materially above the then current weighted average net coupon of 6.19%. Our repricing risk on our portfolio of residential ARM securities increases materially if interest rates continue to increase to a level where the weighted average coupon rate approaches the weighted average maximum net interest rate of 11.88% because the weighted average coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average maximum interest rate of 11.88%.

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

Residential Hybrid ARM Securities

As of June 30, 2006, all of our residential hybrid ARM securities had underlying mortgage loans that were originated as 5/1 hybrid ARM loans. As of June 30, 2006, we owned 100% of the securities that represent 100% of the beneficial interest in the 5/1 hybrid ARM loans underlying our portfolio of hybrid ARM securities. When the underlying residential hybrid mortgage loans convert from fixed rate to floating rate, the underlying mortgage loans will have an interest rate based on one-year LIBOR or one-year constant maturity treasury index, or CMT, depending upon if the underlying mortgage loan is a LIBOR- or CMT-based mortgage loan. On the date that the residential hybrid ARM loans convert from a fixed rate to a floating rate loan, which we refer to as the roll date, our portfolio of residential hybrid ARM loans will have a weighted average coupon that is the sum of (i) the post-roll date index, and (ii) the weighted average post-roll date net margin. As of June 30, 2006 all of the mortgage loans underlying our residential hybrid ARM securities had a post-roll date index reset frequency of one year with 34% based on six-month or one-year LIBOR and 66% based on one-year CMT. Our repricing risk on our portfolio of residential hybrid ARM loans increases materially if interest rates continue to increase to a level where, subsequent to the roll date, the weighted average net coupon rate approaches the weighted average post roll date maximum net interest rate of 9.43% because the post roll date weighted average net coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average post roll date maximum net interest rate of 9.43%. The weighted average net coupon on the portfolio of residential hybrid securities is 4.18% as of June 30, 2006. As of June 30, 2006, the weighted average months until roll date for the mortgage loans underlying our residential hybrid ARM securities was 30.

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

Residential ARM Loans

As of June 30, 2006, all of our residential ARM loans were comprised of one-month LIBOR floating rate loans that reprice monthly and were subject to a weighted average maximum net interest rate of 11.92%, which is well above the then current weighted average net coupon of 6.02%. Our repricing risk on our portfolio of residential ARM loans increases materially if interest rates continue to increase to a level where the weighted average net coupon rate approaches the weighted average maximum interest rate of 11.92% because the weighted average coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average maximum interest rate of 11.92%.

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

Residential Hybrid ARM Loans

As of June 30, 2006, all of our residential hybrid ARM loans were originated as either 3/1 or 5/1 hybrid ARM loans. When the loans convert from fixed rate to floating rate, the underlying mortgage loans will have an interest rate based on one-year LIBOR or one-year CMT. On the date that the residential hybrid ARM loans convert from a fixed rate to a floating rate loan, which we refer to as the roll date, our portfolio of residential hybrid ARM loans will have a weighted average coupon that is the sum of (i) the post-roll date index, and (ii) the weighted average post-roll date net margin. As of June 30, 2006 all of our residential hybrid ARM loans had a post-roll date index reset frequency of one-year with 43% based on six-month or one-year LIBOR and 57% based on one-year CMT. Our repricing risk on our portfolio of residential hybrid ARM loans increases materially if interest rates continue to increase to a level where, subsequent to the roll date, the weighted average net coupon rate approaches the weighted average post-roll date maximum net interest rate of 10.12% because the post-roll date weighted average net coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average post-roll date maximum net interest rate of 10.12%. The weighted average net coupon on the portfolio of residential hybrid loans is 4.85% as of June 30, 2006. As of June 30, 2006, the weighted average months until roll date for the mortgage loans underlying our residential hybrid ARM securities was 39.

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

Corporate Loans and Securities

All of our floating rate corporate loans and securities have index reset frequencies of less than twelve months with the majority of the loans resetting at least quarterly. The weighted average coupon on our floating rate corporate loans and securities was 8.03% and 7.12% as of June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006 and December 31, 2005, the weighted average years to maturity of our floating rate corporate loans and securities was 6.2 years and 6.3 years, respectively.

As of June 30, 2006, our fixed rate corporate debt securities had a weighted average coupon of 9.44% and a weighted average years to maturity of 6.4 years, as compared to 10.58% and 8.7 years, respectively, as of December 31, 2005.

Commercial Real Estate Loans and Securities

All of our floating rate commercial real estate loans and securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate commercial real estate loans and securities was 8.27% and 8.70% as of June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006 and

December 31, 2005, the weighted average years to maturity of our floating rate commercial real estate loans and securities was 4.0 years and 3.7 years, respectively.

As of June 30, 2006 our fixed rate commercial real estate loans and securities had a weighted average coupon of 8.00% and a weighted average years to maturity of 7.9 years, as compared to 7.95% and 7.7 years, respectively, as of December 31, 2005.

Portfolio Purchases

We purchased $1.7 billion and $3.5 billion during the three and six months ended June 30, 2006, respectively, compared to $1.4 billion and $5.4 billion par amount of investments during the three and six months ended June 30, 2005, respectively.

The table below summarizes our investment portfolio purchases for the periods indicated and includes the par amount, or face amount, of the securities and loans that were purchased:

Investment Portfolio Purchases
(Amounts in thousands)

	Three months ended June 30, 2006		Three months ended June 30, 2005		Six months ended June 30, 2006		Six months ended June 30, 2005
	Par Amount	%	Par Amount	%	Par Amount	%	Par Amount	%
Securities:
Residential ARM Securities	$800,491	47.5%	$73,423	5.3%	$1,864,267	53.0%	$739,205	13.8%
Residential Hybrid ARM Securities	—	—	299,040	21.9	—	—	2,935,532	54.7
Corporate Debt Securities	212,247	12.6	106,500	7.8	340,016	9.7	218,505	4.1
Commercial Real Estate Debt Securities	—	—	—	—	—	—	10,000	0.2
Total Securities Principal Balance	1,012,738	60.1	478,963	35.0	2,204,283	62.7	3,903,242	72.8
Loans:
Residential ARM Loans	26,054	1.5	189,781	13.9	125,552	3.6	436,501	8.1
Corporate Loans	647,619	38.4	592,150	43.3	1,186,502	33.7	916,701	17.1
Commercial Real Estate Loans	—	—	106,750	7.8	—	—	106,750	2.0
Total Loans Principal Balance	673,673	39.9	888,681	65.0	1,312,054	37.3	1,459,952	27.2
Grand Total Principal Balance	1,686,411	100.0%	1,367,644	100.0%	$3,516,337	100.0%	$5,363,194	100.0%

The table above excludes purchases of $16.8 million (purchase cost) of marketable equity securities and $40.7 million of non-marketable equity securities during the three months ended June 30, 2006, and $27.2 million (purchase cost) of marketable equity securities and $91.6 million (purchase cost) of non-marketable equity securities during the six months ended June 30, 2006.  The table also excludes $8.8 million (purchase cost) and $24.7 million (purchase cost) of marketable equity securities during the three and six months ended June 30, 2005, respectively.

Stockholders’ Equity

Our stockholders’ equity at each of June 30, 2006 and December 31, 2005 totaled $1.7 billion. Included in our stockholders’ equity as of June 30, 2006 and December 31, 2005, is accumulated other comprehensive income totaling $89.1 million and $18.3 million, respectively.

Our average stockholders’ equity and return on average stockholders’ equity for the three and six months ended June 30, 2006 were $1.7 billion and 8.1%, and $1.7 billion and 7.8%, respectively.  Our average stockholders’ equity and return on average stockholders’ equity for the three and six months ended June 30, 2005 were $0.8 billion and 4.6%, and $0.8 billion and 3.9%, respectively.  Return on average stockholders’ equity is defined as net income divided by weighted average stockholders’ equity.

Our book value per common share as of June 30, 2006 and December 31, 2005 was $21.58 and $20.59, respectively, and were computed based on 80,374,061 shares issued and outstanding as June 30, 2006 and December 31, 2005, respectively.

On August 2, 2006, our Board of Directors declared a cash distribution of $0.49 per share for the quarter ended June 30, 2006 to stockholders of record on August 16, 2006. The distribution is payable on August 30, 2006. The aggregate amount of the distribution, $39.4 million, exceeded net income for the quarter by $4.5 million.

Liquidity and Capital Resources

We manage our liquidity with the intention of providing the continuing ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. We believe that our liquidity level is in excess of that necessary to sufficiently enable us to meet our anticipated liquidity requirements including, but not limited to, funding our purchases of investments, required cash payments and additional collateral under our borrowings and our derivative transactions, required periodic cash payments related to our derivative transactions, payment of fees and expenses related to our Management Agreement, payment of general corporate expenses and general corporate capital expenditures and distributions to our stockholders. As of June 30, 2006, we owed our Manager $5.3 million for the payment of management fees and reimbursable expenses pursuant to the Management Agreement.

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

Sources of Funds

Securitization Transactions

On March 30, 2006, we closed our second $5.0 billion asset-backed secured liquidity note facility. This facility provides us with an alternative source of funding our residential mortgage-backed securities by issuing asset-backed secured liquidity notes that are rated A-1+, P-1, and F1+, by Standard & Poor’s, Moody’s and Fitch Inc, respectively. Issuances of asset-backed secured liquidity notes are recorded as borrowings on our Consolidated Balance Sheet. At June 30, 2006, $2.7 billion was outstanding under this facility and a total of $7.3 billion outstanding under both our asset-backed secured liquidity note facilities.

In preparation for future securitization transactions, during the year ended December 31, 2005 we formed KKR Financial CDO 2005-1, Ltd. (“CDO 2005-1”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), and KKR Financial CLO 2006-2, Ltd. (“CLO 2006-2”). These entities will be used to provide secured financing principally for the purchase of corporate and commercial real estate loans and securities. CLO 2006-1 has executed a $500.0 million warehouse facility, in the form of a repurchase agreement. At June 30, 2006, there was $498.9 million outstanding under the repurchase facility that bears interest at a rate of 30-day LIBOR plus 0.65%. Additionally, CLO 2006-1 had $116.9 million outstanding under a repurchase agreement separate from the repurchase facility as of June 30, 2006. CDO 2005-1 has executed a $300.0 million warehouse facility, in the form of a repurchase agreement. At June 30, 2006 there was $186.9 million outstanding under this facility that bears interest at a rate of 30-day LIBOR plus 1.10%. CLO 2006-2 has executed a $450.0 million warehouse facility, in the form of a repurchase agreement. At June 30, 2006 there were no borrowings outstanding under this facility. Any borrowings would bear interest at a rate of 30-day LIBOR plus 0.65%.

Repurchase Agreements

As of June 30, 2006, we had $5.1 billion outstanding on repurchase facilities with ten counterparties with a weighted average effective rate of 5.47% and a weighted average remaining term to maturity of 27 days. Because we borrow under repurchase agreements based on the estimated fair value of our pledged investments, and because changes in interest rates can negatively impact the valuation of our pledged investments, our ongoing ability to borrow under our repurchase facilities may be limited and our lenders may initiate margin calls in the event interest rates change or the value of our pledged securities decline as a result of adverse changes in interest rates or credit spreads.

Secured Credit Facility

During June 2006, we replaced our existing $275.0 million secured revolving credit facility with a new three year $375.0 million senior secured revolving credit facility. We have the option to increase the size of this new facility up to $550.0 million so long as no default or event of default (as defined in such credit facility) has occurred and subject to addition of new lenders, increases in the commitments of existing lenders, or a combination thereof. The new senior secured revolving credit facility matures in June 2009 and consists of two tranches. Outstanding borrowings under the senior secured revolving credit facility bear interest at either (i) an alternate base rate per annum equal to the greater of (a) the prime rate in effect on such day, and (b) the federal funds in effect on such day plus 0.50%, or (ii) an interest rate per annum equal to the LIBOR rate for the applicable interest period plus 0.50% for borrowings under tranche A of the facility and 0.75% for borrowings under tranche B of the facility. As of June 30, 2006 we had $112.6 million in borrowings outstanding under this facility.

Junior Subordinated Notes

During March 2006, we formed KKR Financial Capital Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities. On March 28, 2006, the Trust issued preferred securities to unaffiliated investors for gross proceeds of $50.0 million and common securities to us for $1.6 million. The combined proceeds were invested by the Trust in $51.6 million of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of the Trust and mature on April 30, 2036, but are callable on or after April 30, 2011. Interest is payable quarterly at a fixed rate of 7.64% (ten-year LIBOR plus 2.45%) through March 2016 and thereafter at a floating rate equal to three-month LIBOR plus 2.65%.

During June 2006, the Company formed KKR Financial Capital Trust II (“Trust II”) for the sole purpose of issuing trust preferred securities. On June 2, 2006, Trust II issued preferred securities to unaffiliated investors for gross proceeds of $50.0 million and common securities to the Company for $1.6 million. The combined proceeds were invested by Trust II in $51.6 million of junior subordinated notes issued by the Company. The junior subordinated notes are the sole assets of Trust II and mature on July 30, 2036, but are callable on or after July 30, 2011. Interest is payable quarterly at a fixed rate of 8.09% (ten-year LIBOR plus 2.45%) through July 2016 and thereafter at a floating rate equal to three-month LIBOR plus 2.65%.

Off-Balance Sheet Commitments

As of June 30, 2006, we had committed to purchase corporate loans with aggregate commitments totaling $146.9 million. In a typical corporate loan or commercial real estate loan syndication, there is a delay between the time we are informed of our allocable portion of such loan and the actual funding of such loan.

As of June 30, 2006, we had purchased or participated in corporate loan delayed draw transactions with aggregate commitments totaling $17.3 million. In a delayed draw transaction, we have made available to the borrower a stated amount to be drawn as needed within a specified future period of time.

REIT Matters

As of June 30, 2006, we believe that we qualified as a REIT under the provisions of the Code. The Code requires that at the end of each calendar quarter at least 75% of our total assets must be “real estate assets” as defined in the Code. The Code also requires that each year at least 75% of our gross income come from real estate sources and 95% of our gross income come from real estate sources and certain other passive sources itemized in the Code, such as dividends and interest. As of June 30, 2006, we believe that we were in compliance with such requirements. As of June 30, 2006, we also believe that we met all of the REIT requirements regarding the ownership of our common stock and the distributions of our taxable income.

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

Total taxable income and REIT taxable income are non-GAAP financial measurements, and do not purport to be an alternative to reported net income determined in accordance with GAAP as a measure of operating performance or to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Total taxable income is the aggregate amount of taxable income generated by us and by our domestic and foreign taxable REIT subsidiaries. REIT taxable income excludes the undistributed taxable income of our domestic taxable REIT subsidiary, which is not included in REIT taxable income until distributed to us. There is no requirement that our domestic taxable REIT subsidiary distribute its earnings to us. REIT taxable income, however, includes the taxable income of our foreign taxable REIT subsidiaries because we will generally be required to recognize and report their taxable income on a current basis. These non-GAAP financial measurements are important because we are structured as a REIT and the Code requires that we pay substantially all of our taxable income in the form of distributions to our stockholders. The non-GAAP financial measurements of total taxable income and REIT taxable income are critical in the determination of the amount of the minimum distributions that we must pay to our stockholders so as to comply with the rules set forth in the Code. Because not all companies use identical calculations, this presentation of total taxable income and REIT taxable income may not be comparable to other similarly titled measures prepared and reported by other companies. The table below reconciles the differences between reported net income and total taxable income and REIT taxable income for the quarters ended June 30, 2006 and 2005:

Reconciliation of Reported GAAP Net Income to Total Taxable Income
and REIT Taxable Income
(Amounts in thousands, except per share amounts)

	Estimated for the three months ended June 30, 2006		Three months ended June 30, 2005		Estimated for the six months ended June 30, 2006		Six months ended June 30, 2005
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Reported net income	$34,931	$0.44	$8,502	$0.21	$65,319	$0.82	$14,618	$0.36
Interest income and expense	3,199	0.04	(21)	—	5,292	0.07	89	—
Share-based compensation	5,143	0.06	7,334	0.18	11,926	0.15	12,080	0.30
Tax gains on sales of assets to affiliates	670	0.01	52	—	1,558	0.02	4,305	0.11
Realized and unrealized derivative (losses) and gains	(1,955)	(0.02)	119	—	(539)	(0.01)	(369)	(0.01)
Foreign currency translation (gains) and losses	(826)	(0.01)	2,344	0.06	(1,200)	(0.02)	2,536	0.06
Book/tax year end difference adjustment for CLOs/CDOs	—	—	—	—	8,168	0.10	—	—
Other	227	—	57	—	431	0.01	109	—
Income tax expense	119	—	994	0.02	431	0.01	1,106	0.03
Total taxable income	41,508	0.52	19,381	0.47	91,386	1.15	34,474	0.85
Undistributed taxable (income) and loss of domestic taxable REIT subsidiary	176	—	(2,486)	(0.06)	(2,008)	(0.03)	(2,265)	(.06)
REIT taxable income	$41,684	$0.52	$16,895	$0.41	$89,378	$1.12	$32,209	$0.79
Number of common shares outstanding:
Weighted-average diluted common shares outstanding during the period	79,410		40,994		79,237		40,689

Our Board of Directors has adopted a policy to distribute to our stockholders amounts required to maintain our status as a REIT and to avoid federal excise taxes, in each case as discussed above. This distribution policy takes into account a number of factors, including, but not limited to, our actual results of operations, our financial condition and our total taxable income and REIT taxable income. The actual amount and timing of distributions, if any, will be at the discretion of our Board of Directors and may not be in even amounts throughout our fiscal year. Pursuant to this policy, on August 2, 2006, our Board of Directors authorized a cash distribution of $0.49 per common share to our stockholders of record on August 16, 2006. This distribution payable on August 30, 2006. The aggregate amount of the distribution is $39.4 million. Neither the payment of this distribution nor the existence of our distribution policy guarantees that we will make future distributions to our stockholders of any particular level, or at all. In addition, the amount of this distribution does not constitute any kind of projection as to the amount of future distributions, if any.

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

Most non-agency mortgage-backed securities do not constitute qualifying real estate assets for purposes of the 55% test, because they represent less than the entire beneficial interest in the related pool of mortgage loans. The Division, however, has indicated in a series of no-action letters that in certain circumstances a company’s investment in non-agency mortgage-backed securities is the “functional equivalent” of owning the underlying mortgage loans. We own mortgage-backed securities that we classify as qualifying real estate assets because we believe that we own the functional equivalent of the underlying mortgage loans.

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

The following table summarizes the estimated net fair value of our derivative instruments held at June 30, 2006 and December 31, 2005 (amounts in thousands):

Derivative Fair Value

	As of June 30, 2006	As of December 31, 2005
Cash Flow Hedges:
Interest rate corridors	$22,464	$14,762
Interest rate swaps	104,949	40,796
Free-Standing Derivatives:
Interest rate swaptions	226	879
Interest rate swaps	—	198
Credit default swaps	(19)	71
Total rate of return swaps	1,780	727
Net fair value	$129,400	$57,433

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

We are actively remediating the identified reportable conditions. Specifically, subsequent to March 8, 2005, we hired individuals to fill the positions of Chief Accounting Officer; Controller; Treasurer; Assistant Controller; and Financial Analysis Manager and during the second quarter of 2006 our Director of Tax was appointed Chief Financial Officer and replaced our Chief Operating Officer in this role. We are also enhancing our internal control structure to ensure proper segregation of duties and the timely recording of transactions and timely preparation of reconciliations as we continue to prepare for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Due to the recently announced one-year delay in the required compliance schedule for non-accelerated filers, we will be required to issue a management report on our assessment of internal controls over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2006.

There were no other changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                          Legal Proceedings

None.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                          Submission of Matters to a Vote of Security Holders

None.

Item 5.                          Other Information

(a) On August 2, 2006, the Company’s Board of Directors, upon the recommendation of the Board’s Nominating and Corporate Governance Committee, voted to amend the Company’s Bylaws to increase the size of the Board from eleven members to twelve members and the Board filled the vacancy created by such increase by voting to elect Tracy Collins as a new director to serve until her successor has been duly elected and qualified.  Ms. Collins was also appointed to serve as a member of the Audit Committee and the Compensation Committee.  There is no other arrangement or understanding between Ms. Collins and any other person pursuant to which she was selected to become a member of the Board, nor are there any transactions between the Company and Ms. Collins that are reportable under Item 404(a) of Regulation S-K.

A copy of the Amended and restated Bylaw is attached to this Form 10-Q as Exhibit 3.

Item 6.                          Exhibits

3*	Amended and Restated Bylaws of the Registrant
10*

Credit Agreement Dated as of June 23, 2006 among KKR Financial Corp. and KKR TRS Holdings, Inc. as the Borrowers, Bank of America, N.A., as Administrative Agent and Swingline Lender and The Other Lenders Party Hereto

31.1*	Chief Executive Officer Certification of the Quarterly Financial Statements
31.2*	Chief Financial Officer Certification of the Quarterly Financial Statements
32*	Certification Pursuant to 18 U.S.C. Section 1350

*                    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, KKR Financial Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KKR Financial Corp.

Signature	Title

/s/ SATURNINO S. FANLO	Chief Executive Officer (Principal Executive Officer)
Saturnino S. Fanlo

/s/ JEFFREY B. VAN HORN	Chief Financial Officer (Principal Financial and Accounting Officer)
Jeffrey B. Van Horn

Date: August 2, 2006