Form 10-Q
period 2006-09-30
KKR Financial Corp
filed 2006-11-08
CIK 1301508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

The number of shares of the registrant’s common stock outstanding as of November 6, 2006 was 80,464,713.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

KKR Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except share information)

	September 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$2,302	$16,110
Restricted cash and cash equivalents	215,860	80,223
Securities available-for-sale, $8,226,780 and $5,910,399 pledged as collateral as of September 30, 2006 and December 31, 2005, respectively	8,727,159	6,149,506
Loans, net of allowance for loan losses of $1,500 as of September 30, 2006 and December 31, 2005	8,117,619	8,846,341
Loans held for sale	606,134	—
Derivative assets	67,207	58,898
Interest receivable	83,445	59,993
Principal receivable	24,162	7,108
Non-marketable equity securities	165,429	52,500
Investment in unconsolidated affiliate	40,204	—
Income tax receivable	861	—
Other assets	55,045	19,861
Total assets	$18,105,427	$15,290,540
Liabilities
Repurchase agreements	$4,985,923	$9,761,258
Collateralized loan obligation senior secured notes	2,252,500	1,500,000
Asset-backed secured liquidity notes	8,190,682	2,008,069
Secured revolving credit facility	292,213	54,000
Secured demand loan	41,658	40,511
Junior subordinated notes	257,743	—
Payable for securities purchases	275,622	196,315
Accounts payable, accrued expenses and other liabilities	69,067	45,925
Accrued interest payable	27,410	21,415
Related party payable	6,226	3,673
Income tax liability	1,029	2,763
Derivative liabilities	2,948	1,465
Total liabilities	16,403,021	13,635,394
Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized and 80,464,713 and 80,374,061 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	805	804
Additional paid-in-capital	1,663,222	1,639,996
Accumulated other comprehensive income	52,159	18,344
Accumulated deficit	(13,780)	(3,998)
Total stockholders’ equity	1,702,406	1,655,146
Total liabilities and stockholders’ equity	$18,105,427	$15,290,540

See condensed notes to consolidated financial statements.

KKR Financial Corp. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share information)

	For the three months ended September 30, 2006	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
Net investment income:
Securities interest income	$108,771	$50,917	$282,745	$120,835
Loan interest income	141,585	63,869	396,789	95,859
Dividend income	945	985	2,740	2,452
Other interest income	2,736	816	6,388	2,013
Total investment income	254,037	116,587	688,662	221,159
Interest expense	(199,365)	(77,532)	(531,022)	(146,262)
Equity in income of unconsolidated affiliate	914	—	914	—
Provision for loan losses	—	(1,300)	—	(1,300)
Net investment income	55,586	37,755	158,554	73,597
Other income:
Net realized and unrealized gain (loss) on derivatives and foreign exchange	509	13	3,818	(36)
Net realized gain on investments	2,781	1,730	4,920	2,881
Fee and other income	2,268	136	2,941	1,731
Total other income	5,558	1,879	11,679	4,576
Non-investment expenses:
Related party management compensation	19,759	14,331	47,977	33,070
Professional services	1,096	1,432	2,591	2,617
Loan servicing expense	3,626	1,369	11,342	1,999
Insurance expense	211	275	709	708
Directors expenses	333	368	1,081	719
General and administrative expenses	3,050	2,630	7,713	4,107
Total non-investment expenses	28,075	20,405	71,413	43,220
Income before income tax expense	33,069	19,229	98,820	34,953
Income tax expense	453	775	885	1,881
Net income	$32,616	$18,454	$97,935	$33,072
Net income per common share:
Basic	$0.42	$0.24	$1.26	$0.63
Diluted	$0.41	$0.24	$1.25	$0.62
Weighted-average number of common shares outstanding:
Basic	78,463	77,486	77,957	52,681
Diluted	79,578	78,492	78,559	53,519
Distributions declared per common share	$0.49	$—	$1.34	$0.65

See condensed notes to consolidated financial statements.

KKR Financial Corp. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(Amounts in thousands)

	Shares of Common Stock	Common Stock at Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2006	80,374	$804	$1,639,996	$18,344	$(3,998)		$1,655,146
Net income	—	—	—	—	97,935	$97,935	97,935
Net change in unrealized gain on cash flow hedges	—	—	—	8,349	—	8,349	8,349
Net change in unrealized loss on securities available-for-sale	—	—	—	25,466	—	25,466	25,466
Comprehensive income						$131,750
Cash distributions on common stock	—	—	—	—	(107,717)		(107,717)
Exercise of stock options by Manager	58	1	1,149	—	—		1,150
Grant of restricted common stock to Directors	33	—	163	—	—		163
Amortization of restricted common stock and common stock options	—	—	21,914	—	—		21,914
Balance at September 30, 2006	80,465	$805	$1,663,222	$52,159	$(13,780)		$1,702,406

See condensed notes to consolidated financial statements.

KKR Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Cash flows from operating activities:
Net income	$97,935	$33,072
Adjustments to reconcile net income to cash provided by operating activities:
Unrealized gain on derivative positions	(30)	(890)
Realized (gain) loss on equity short positions	(52)	32
Increase in allowance for loan losses	—	1,300
Net realized and unrealized gain on foreign exchange	(1,177)	—
Share-based compensation	22,077	19,509
Net gain on sale of securities available-for-sale	(3,721)	(1,140)
Net gain on sale of loans	(1,199)	(1,773)
Depreciation and amortization	1,838	4,683
Deferred income tax (benefit) expense	(704)	341
Equity in income of unconsolidated affiliate	(914)	—
Changes in assets and liabilities:
Interest receivable	(24,338)	(43,424)
Income tax receivable	(861)	—
Other assets	(4,214)	(21,382)
Related party payable	2,553	1,648
Accounts payable, accrued expenses and other liabilities	22,163	49,132
Income tax liability	—	—
Accrued interest payable	5,994	24,326
Net cash provided by operating activities	115,350	65,434
Cash flows from investing activities:
Purchase of securities available-for-sale	(4,275,448)	(4,973,742)
Principal payments on securities available-for-sale	1,587,225	990,259
Proceeds from sale of securities available-for-sale	207,090	325,328
Purchase of loans	(2,243,255)	(7,009,666)
Principal payments on loans	2,016,162	372,723
Proceeds from sale of loans	347,761	96,536
Purchases of non-marketable equity securities	(117,621)	—
Proceeds from non-marketable equity securities	4,692	—
Proceeds from sale of derivatives	973	—
Net additions to restricted cash and cash equivalents	(135,637)	(81,965)
Additions of property and equipment	(5,132)	(480)
Investment in unconsolidated affiliate	(39,290)	—
Net cash used in investing activities	(2,652,480)	(10,281,007)
Cash flows from financing activities:
Net proceeds from issuance of common shares	—	848,817
Net proceeds from exercise of common stock options	1,150	—
Proceeds from borrowings:
Repurchase agreements	137,020,004	71,582,429
Asset-backed secured liquidity notes	48,574,575	—
Collateralized loan obligation senior secured notes	752,500	773,000
Secured revolving credit facility	2,436,777	—
Secured demand loan	4,996,717	12,636
Junior subordinated notes	250,000	—
Other capitalized financing costs	(39,192)	—
Purchase of interest rate derivatives	—	(10,106)
Repayments of borrowings:
Repurchase agreements	(141,795,339)	(62,909,693)
Asset-backed secured liquidity notes	(42,372,020)	—
Secured demand loan	(2,198,564)	—
Secured revolving credit facility	(4,995,569)	—
Distributions on common stock	(107,717)	(26,651)
Net cash provided by financing activities	2,523,322	10,270,432
Net (decrease) increase in cash and cash equivalents	(13,808)	54,859
Cash and cash equivalents at beginning of period	16,110	7,219
Cash and cash equivalents at end of period	$2,302	$62,078
Supplemental cash flow information:
Cash paid for interest	$987,072	$121,937
Cash paid for taxes	$3,518	$—
Non-cash investing and financing activities:
Payable for securities purchases	$275,622	$26,860
Issuance of restricted common stock	$163	$42,405
Transfers of loans held for investment to held for sale	$606,134	$32,000

See condensed notes to consolidated financial statements.

KKR Financial Corp. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization

KKR Financial Corp., and its subsidiaries, (collectively, the “Company” or “KKR Financial”) is a specialty finance company that invests in multiple asset classes and uses leverage with the objective of generating competitive leveraged risk-adjusted returns. The Company currently makes investments in the following asset classes: (i) residential mortgage loans and mortgage-backed securities; (ii) corporate loans and debt securities; (iii) commercial real estate loans and debt securities; (iv) asset-backed securities; and (v) marketable and non-marketable equity securities. The Company also makes opportunistic investments in other asset classes from time to time.

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

On August 12, 2004, the Company completed its initial private placement of shares of its common stock at $20.00 per share that generated net proceeds of approximately $755.5 million. On June 23, 2005, the Company effectuated a reverse stock split of its common stock at a ratio of one share of common stock for every two shares of common stock then outstanding.  On June 29, 2005, the Company completed its initial public offering (the “IPO”) of 37,500,000 shares of common stock that generated net proceeds of approximately $848.8 million. The Company sold 37,471,250 common shares at a price of $24.00 per share and selling stockholders sold 28,750 shares.  The accompanying consolidated financial statements have been adjusted to give effect to the reverse stock split for all periods presented. The Company’s stock is listed on the New York Stock Exchange under the symbol “KFN” and began trading on June 24, 2005.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company, its taxable REIT subsidiaries, its qualified REIT subsidiaries, consolidated residential mortgage loan securitization trusts where the Company is the primary beneficiary, and entities established to complete secured financing transactions that are considered to be variable interest entities and for which the Company is the primary beneficiary. The Company owns a 49.9% limited partnership interest in KKR Financial Holdings I, L.P. (“KFH”) that is accounted for using the equity method.  For additional information, see “Consolidation” below.

Descriptions of the significant accounting policies of the Company are included in Note 2 to the consolidated financial statements contained in the Company’s 2005 Annual Report on Form 10-K.  There have been no significant changes to these policies during the nine months ended September 30, 2006.  See description of newly adopted and newly applicable accounting policies below.  The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that could affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ from management’s estimates.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. Key provisions of SFAS No. 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, thereby narrowing such exception; (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with SFAS No. 133. The Company is required to adopt SFAS No. 155 in the first quarter of 2007 and is currently assessing the impact that it will have on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company is required to adopt FIN 48 in the first quarter of 2007 and is currently assessing the impact that it will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements.  The Company is required to adopt SFAS No. 157 in the first quarter of 2007 and does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires a dual evaluation approach – evaluation of an error from both a balance sheet perspective and results of operations perspective – when quantifying and evaluating the materiality of a misstatement.  The guidance in SAB No. 108 musts be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB No. 108 to have a material impact on its consolidated financial statements.

Note 3. Earnings per Share

The Company calculates basic net income per common share by dividing net income for the period by the weighted-average number of shares of its outstanding common stock for the period. Diluted net income per common share takes into account the effect of dilutive instruments, such as common stock options and unvested restricted common stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares of its outstanding common stock. The following table presents a reconciliation of basic and diluted net income per common share for the three and nine month periods ended September 30, 2006 and 2005 (amounts in thousands, except per share information):

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Basic:
Net income	$32,616	$18,454	$97,935	$33,072
Weighted-average number of common shares outstanding	78,463	77,486	77,957	52,681
Basic net income per common share	$0.42	$0.24	$1.26	$0.63
Diluted:
Net income	$32,616	$18,454	$97,935	$33,072
Weighted-average number of common shares outstanding	78,463	77,486	77,957	52,681
Plus: Incremental shares from assumed conversion of dilutive instruments	1,115	1,006	602	838
Adjusted weighted-average number of common shares outstanding	79,578	78,492	78,559	53,519
Diluted net income per common share	$0.41	$0.24	$1.25	$0.62

Note 4. Securities Available-for-Sale

The following table summarizes the Company’s securities classified as available-for-sale as of September 30, 2006, which are carried at estimated fair value (amounts in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Residential mortgage-backed securities	$7,851,638	$20,453	$(39,886)	$7,832,205
Asset-backed securities	31,257	410	—	31,667
Corporate securities	776,992	26,508	(6,906)	796,594
Common and preferred stocks	69,002	1,288	(3,597)	66,693
Total	$8,728,889	$48,659	$(50,389)	$8,727,159

The following table shows the gross unrealized losses and fair value of the Company’s securities investments, aggregated by length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2006 (amounts in thousands):

	Less Than 12 months		12 Months or More		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Residential mortgage-backed securities	$—	$—	$1,910,792	$(39,886)	$1,910,792	$(39,886)
Corporate securities	17,334	(5,110)	116,576	(1,796)	133,910	(6,906)
Common and preferred stocks	30,263	(3,363)	12,200	(234)	42,463	(3,597)
Total	$47,597	$(8,473)	$2,039,568	$(41,916)	$2,087,165	$(50,389)

The unrealized losses in the above table are temporary impairments due to market factors and are not reflective of credit deterioration.  The Company has performed credit analyses in relation to these investments and has determined that the carrying value of these investments are fully recoverable over their expected holding period. As the Company has the intent and ability to hold these investments until recovery, unrealized losses are not considered to be other-than-temporary impairments.

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

During the three and nine months ended September 30, 2006, the Company’s gross realized gains from the sales of securities were $3.0 million and $5.1 million, respectively. The Company had gross realized losses of $1.1 million and $1.2 million from the sales of securities during the three and nine months ended September 30, 2006, respectively. During the three and nine months ended September 30, 2005, the Company’s gross realized gains from the sales of securities were $0.3 million and $1.1 million, respectively. The Company had no gross realized losses from the sales of securities during the three and nine months ended September 30, 2005.

Note 7 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged securities available-for-sale for borrowings under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions. The following table summarizes the estimated fair value of securities pledged as collateral under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions as of September 30, 2006 (amounts in thousands):

	Residential Mortgage-Backed Securities	Commercial Mortgage-Backed Securities	Corporate Securities (1)	Common and Preferred Stocks
Pledged as collateral for borrowings under repurchase agreements	$2,095,358	$—	$234,757	$—
Pledged as collateral for asset-backed secured liquidity notes	5,404,296	—	—	—
Pledged as collateral for borrowings under secured revolving credit facility	—	—	33,530	—
Pledged as collateral for borrowings under secured demand loan	—	—	—	47,000
Pledged as collateral for collateralized loan obligation senior secured notes	—	—	411,839	—
Total	$7,499,654	$—	$680,126	$47,000

(1)    Includes asset-backed securities.

The following table summarizes the estimated fair value of securities pledged as collateral under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions as of December 31, 2005 (amounts in thousands):

	Residential Mortgage-Backed Securities	Commercial Mortgage-Backed Securities	Corporate Securities (1)	Common and Preferred Stocks
Pledged as collateral for borrowings under repurchase agreements	$4,534,257	$65,352	$286,365	$—
Pledged as collateral for asset-backed secured liquidity notes	720,370	—	—	—
Pledged as collateral for borrowings under secured revolving credit facility	—	—	82,888	—
Pledged as collateral for borrowings under secured demand loan	—	—	—	45,057
Pledged as collateral for collateralized loan obligation senior secured notes	—	5,021	171,089	—
Total	$5,254,627	$70,373	$540,342	$45,057

(1)    Includes asset-backed securities.

Note 5. Loans

As of September 30, 2006, nine corporate loans and eleven commercial real estate loans were classified as held for sale by the Company.  Accordingly, these loans are recorded at the lower of cost or estimated fair value on the Company’s consolidated balance sheet. Of the 20 loans classified as held for sale, none had an estimated fair value that was below amortized cost.

The following table summarizes the Company’s loans as of September 30, 2006 (amounts in thousands):

	Principal	Unamortized Premium/(Discount)	Net Amortized Cost
Residential mortgage loans	$5,370,078	$18,496	$5,388,574
Corporate loans	2,637,249	(3,889)	2,633,360
Commercial real estate loans	96,529	656	97,185
Allowance for loan losses for residential mortgage loans	(1,500)	—	(1,500)
Total loans held for investment	8,102,356	15,263	8,117,619
Loans held for sale	609,286	(3,152)	606,134
Total loans, net of allowance for loan losses	$8,711,642	$12,111	$8,723,753

The following table summarizes of the Company’s loans as of December 31, 2005 (amounts in thousands):

	Principal	Unamortized Premium/(Discount)	Net Amortized Cost
Residential mortgage loans	$6,405,701	$23,121	$6,428,822
Corporate loans	1,900,385	(3,108)	1,897,277
Commercial real estate loans	522,750	(1,008)	521,742
Allowance for loan losses for residential mortgage loans	(1,500)	—	(1,500)
Total loans held for investment	8,827,336	19,005	8,846,341
Loans held for sale	—	—	—
Total loans, net of allowance for loan losses	$8,827,336	$19,005	$8,846,341

Note 7 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions. The following table summarizes the carrying value of loans pledged as collateral under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions as of September 30, 2006 (amounts in thousands):

	Residential Mortgage Loans	Corporate Loans	Commercial Real Estate Loans
Pledged as collateral for borrowings under repurchase agreements	$2,264,048	$487,307	$209,050
Pledged as collateral for asset-backed secured liquidity notes	3,098,827	—	—
Pledged as collateral for borrowings under secured revolving credit facility	—	202,149	—
Pledged as collateral for collateralized loan obligation senior secured notes	—	2,340,193	96,419
Total	$5,362,875	$3,029,649	$305,469

The following table summarizes the carrying value of loans pledged as collateral under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions as of December 31, 2005 (amounts in thousands):

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

Residential Mortgage Loans

During the year ended December 31, 2005, the Company purchased $5.9 billion of securities in connection with five securitization transactions backed by $4.5 billion of residential hybrid adjustable rate mortgage (“ARM”) loans and $1.4 billion of residential ARM loans. In each of the five securitization transactions, the Company purchased all of the securities issued, including the subordinate classes. Included in the $5.9 billion of securities purchased were $0.4 billion of loans contributed to the securitization transactions by the Company, resulting in a net purchase by the Company of $5.5 billion of securities. Of the $5.9 billion of securities purchased, approximately 96% were rated AAA by Standard & Poor’s Ratings Service (“Standard & Poor’s” or “S&P”). Each of the special-purpose entities that issued the securities are not considered qualifying special-purpose entities as defined by SFAS No. 140 and are treated as VIEs under FIN 46R. The Company has determined that it is the primary beneficiary of each of the special-purpose entities that issued the securities; accordingly, the Company recorded its investments as loans and not securities.

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

The following table summarizes the delinquency statistics of residential mortgage loans as of September 30, 2006 (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
30 to 59 days	65	$21,700
60 to 89 days	10	3,481
90 days or more	9	2,215
In foreclosure	12	2,698
Total	96	$30,094

The following table summarizes the delinquency statistics of residential mortgage loans as of December 31, 2005 (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
30 to 59 days	82	$31,049
60 to 89 days	11	3,427
90 days or more	6	1,589
In foreclosure	—	—
Total	99	$36,065

As of September 30, 2006, two of the residential mortgage loans owned by the Company with an outstanding balance of  $0.5 million (not included in the table above) were real estate owned (“REO”) as a result of foreclose on delinquent loans.  For each of the two loans, the estimated fair value of the underlying property exceeds the outstanding loan balance and the Company has therefore not recorded a charge against the Company’s allowance for loan losses, and the loans have been reclassified from loans to other assets on the Company’s balance sheet at the lower of cost or estimated fair value.  There was no REO as of December 31, 2005.

As of September 30, 2006, the Company had twenty-one loans that were either 90 days or greater past due or in foreclosure and placed on non-accrual status.  During the three and nine months ended September 30, 2006 the Company did not recognize approximately $0.1 million and $0.2 million, respectively, in interest income for loans that were either in non-accrual status or classified as REO.

The following table summarizes the changes in the allowance for loan losses for the Company’s residential mortgage loan portfolio during the nine months ended September 30, 2006 (amounts in thousands):

Balance, beginning of period	$1,500
Provision for loan losses	—
Charge-offs	—
Balance, end of period	$1,500

Corporate and Commercial Real Estate Loans

As of September 30, 2006 and December 31, 2005, no corporate or commercial real estate loans were delinquent and as of September 30, 2006 and December 31, 2005, the Company had not recorded an allowance for loan losses for its commercial real estate or corporate loan portfolios. In reviewing the Company’s portfolio of commercial real estate loans and corporate loans, the Company determined that no loans were impaired as of September 30, 2006 or December 31, 2005.  The Company considers a loan to be impaired when, based on current information and events, management believes it is probable that the Company will be unable to collect all amounts due pursuant to the contractual terms of the loan agreement.

Note 6. Investment in Unconsolidated Affiliate

As of September 30, 2006, the Company’s investment in an unconsolidated affiliate consisted of a 49.9% limited partnership interest in KFH.  The remaining 50.1% of KFH is owned by three private investment funds (collectively, the “KKR Strategic Capital Funds”) and the general partner of the KKR Strategic Capital Funds.  The KKR Strategic Capital Funds are managed by an affiliate of the Company’s Manager and the KFH general partner is 100% owned by the Company’s Manager.  The Company’s investment in KFH is accounted for under the equity method. Under the equity method, the Company’s initial investment is recorded at cost and is subsequently adjusted to recognize the Company’s share of KFH’s earnings or losses. Distributions received reduce the carrying amount of the investment.

KFH was formed during the third quarter of 2006 and is the primary beneficiary of four special purpose entities formed during the third quarter of 2006 to complete secured borrowing transactions to finance certain investments in corporate loans and securities. The special purpose entities are KKR Financial CLO 2007-1, Ltd., KKR Financial CLO 2007-2, Ltd., KKR Financial CLO 2007-3, Ltd., and KKR Financial CLO 2007-4, Ltd.  As of September 30, 2006, KFH had $456.4 million in assets consisting of $452.1 million of corporate loans, $2.9 million of interest receivable, and $1.4 million of cash.  As of September 30, 2006, KFH had liabilities totaling $375.9 million consisting of $373.5 million of borrowings under repurchase agreements, $2.1 million of interest payable, and $0.3 million of other payables.  During the quarter ended September 30, 2006, KFH had net income of $1.8 million consisting of $3.9 million of interest income, and $2.1 million of interest expense.

Note 7. Borrowings

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

Certain information with respect to the Company’s borrowings as of September 30, 2006 is summarized in the following table (amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral (1)
Repurchase agreements	$4,378,758	5.41%	21	$4,530,483
Demand loan	41,658	5.88	2	47,000
Secured revolving credit facility	292,213	6.08	17	237,533
Asset-backed secured liquidity notes	8,190,682	5.35	20	8,491,528
CLO 2005-1 senior secured notes	773,000	5.78	3,861	980,207
CLO 2005-2 senior secured notes	752,000	5.67	4,075	943,162
CLO 2006-1 senior secured notes	727,500	5.73	4,347	934,188
CDO 2005-1 repurchase agreements	137,927	6.43	18	213,136
CLO 2006-2 repurchase agreements	469,238	5.98	23	537,353
Junior subordinated notes	257,743	7.74	10,903	—
Total	$16,020,719			$16,914,590

(1)    Collateral for borrowings consists of securities available-for-sale, loans, and marketable equity securities.

Certain information with respect to the Company’s borrowings as of December 31, 2005 is summarized in the following table (amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral (1)
Repurchase agreements	$9,303,622	4.33%	24	$9,472,231
Demand loan	40,511	4.63	13	45,057
Secured revolving credit facility	54,000	5.38	13	152,241
Asset-backed secured liquidity notes	2,008,069	4.42	14	2,080,072
CLO 2005-1 senior secured notes	773,000	4.49	4,134	996,681
CLO 2005-2 senior secured notes	727,000	4.59	4,348	946,969
CLO 2006-1 repurchase agreements	193,835	4.86	5	436,756
CDO 2005-1 repurchase agreements	263,801	5.47	18	388,783
Total	$13,363,838			$14,518,790

(1)    Collateral for borrowings consists of securities available-for-sale, loans, and marketable equity securities.

On March 30, 2005, the Company closed CLO 2005-1, a $1.0 billion CLO transaction that provides financing for investments in corporate loans and certain other loans and securities. The investments owned by CLO 2005-1 collateralize the CLO 2005-1 debt, and as a result, those investments are not available to the Company, its creditors or stockholders. CLO 2005-1 issued a total of $773.0 million of senior secured notes at par to investors. In addition, the Company retained $148.0 million of rated mezzanine notes and $85.5 million of unrated subordinated notes issued by CLO 2005-1.

The senior notes issued to investors by CLO 2005-1 consist of the following three classes of notes: (i) $615.0 million of class A-1 notes bearing interest at three-month LIBOR plus 0.27%; (ii) $58.0 million of class B notes bearing interest at three-month LIBOR plus 0.45%; and (iii) $100.0 million of class A-2 Delayed Draw notes bearing interest on the drawn amount at three-month LIBOR plus 0.27%. All of the notes issued by CLO 2005-1 mature on April 26, 2017, though the Company has the right to call the notes at par any time after April 2008.

During April 2005, the Company formed CDO 2005-1 and began borrowing on a $300.0 million warehouse facility, in the form of a repurchase agreement, to purchase commercial real estate obligations. The repurchase facility bears interest at a rate of 30-day LIBOR plus 1.10% and as of September 30, 2006, there was $137.9 million outstanding.  During the three month period ended September 30, 2006, the Company determined that it would not pursue a collateralized debt transaction issued by CDO 2005-1 and during October 2006 the Company exercised its option to convert the warehouse facility into a $300 million term credit facility that terminates on March 31, 2008.

On September 30, 2005, the Company closed a $5.0 billion asset-backed secured liquidity note facility. This facility provides the Company with an alternative source of funding for its residential mortgage-backed securities by issuing asset-backed secured liquidity notes that are rated A-1+, P-1, and F1+, by Standard & Poor’s, Moody’s Investors Service (“Moody’s”), and Fitch Inc., respectively. Issuances of asset-backed secured liquidity notes are recorded as borrowings on the Company’s consolidated balance sheet. As of September 30, 2006, the Company had $4.7 billion of asset-backed secured liquidity notes under this facility outstanding.

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

The senior notes issued to investors by CLO 2005-2 consist of the following three classes of notes: (i) $545.0 million of class A-1 notes bearing interest at three-month LIBOR plus 0.26%; (ii) $57.0 million of class B notes bearing interest at three-month LIBOR plus 0.43%; and (iii) $150.0 million of class A-2 Delayed Draw notes bearing interest on the drawn amount at three-month LIBOR plus 0.26%. All of the notes issued by CLO 2005-2 mature on November 26, 2017, though the Company has the right to call the notes at par any time after November 2009.

During December 2005, the Company formed CLO 2006-2 and executed a $450.0 million warehouse facility, in the form of a repurchase agreement, to finance the purchase of corporate loans and certain other loans and securities. This facility was subsequently amended to increase the total commitment amount to $630.0 million in September 2006.  The repurchase facility bears interest at a rate of 30-day LIBOR plus 0.60% and as of September 30, 2006 there was $469.2 million outstanding.

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

On March 30, 2006, the Company closed its second $5.0 billion asset-backed secured liquidity note facility. This facility provides the Company with an alternative source of funding for its residential mortgage-backed securities by issuing asset-backed secured liquidity notes that are rated A-1+, P-1, and F1+, by Standard & Poor’s, Moody’s, and Fitch Inc., respectively. As of September 30, 2006, the Company had $3.5 billion in borrowings outstanding under this facility.

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

During June 2006, the Company’s $275.0 million secured revolving credit facility matured and was replaced with a $375.0 million three year senior secured revolving credit facility.  During September 2006, the facility was amended to increase the total commitment amount to $800.0 million with the option to further increase the commitment amount to $900.0 million at any time so long as no default or event of default on the facility has occurred and subject to addition of new lenders, increases in the commitments of existing lenders, or a combination thereof.  The senior secured revolving credit facility matures in June 2009 and consists of two tranches.  Outstanding borrowings under the senior secured revolving credit facility bear interest at either (i) an alternate base rate per annum equal to the greater of (a) the prime rate in effect on such day, and (b) the federal funds in effect on such day plus 0.50%, or (ii) an interest rate per annum equal to the LIBOR rate for the applicable interest period plus 0.50% for borrowings under tranche A of the facility and 0.75% for borrowings under tranche B of the facility. As of September 30, 2006, the Company had $292.2 million in borrowings outstanding under tranche B of this facility.

During August 2006, the Company formed KKR Financial Capital Trust III (“Trust III”) for the sole purpose of issuing trust preferred securities. On August 10, 2006, Trust III issued preferred securities to unaffiliated investors for gross proceeds of $85.0 million and common securities to the Company for $2.6 million. The combined proceeds were invested by Trust III in $87.6 million of junior subordinated notes issued by the Company. The junior subordinated notes are the sole assets of Trust III and mature on October 30, 2036, but are callable on or after October 30, 2011. Interest is payable quarterly at a floating rate equal to three-month LIBOR plus 2.35%.

During September 2006, the Company formed KKR Financial Capital Trust IV (“Trust IV”) for the sole purpose of issuing trust preferred securities. On September 15, 2006, Trust IV issued preferred securities to unaffiliated investors for gross proceeds of $15.0 million and common securities to the Company for $0.5 million. The combined proceeds were invested by Trust IV in $15.5 million of junior subordinated notes issued by the Company. The junior subordinated notes are the sole assets of Trust IV and mature on October 30, 2036, but are callable on or after October 30, 2011. Interest is payable quarterly at a floating rate equal to three-month LIBOR plus 2.35%.

On September 19, 2006, the Company closed CLO 2006-1, its third $1.0 billion CLO transaction that provides financing for investments consisting of corporate loans and certain other loans and securities. The investments that are owned by CLO 2006-1 collateralize the CLO 2006-1 debt, and as a result, those investments are not available to the Company, its creditors or stockholders. CLO 2006-1 issued a total of $727.5 million of senior secured notes at par to investors. In addition, the Company retained $145.5 million of rated mezzanine notes and $144.0 million of unrated subordinate notes issued by CLO 2006-1.

The senior notes issued to investors by CLO 2006-1 consist of the following five classes of notes as follows: (i) $334.0 million of class A-1 senior notes bearing interest at three-month LIBOR plus 0.28%; (ii) $207.0 million of class A-2a senior notes bearing interest at three-month LIBOR plus 0.24%; (iii) $69.0 million of class A-2b senior notes bearing interest at three-month LIBOR plus 0.40%; (iv) $43.0 million of class B senior notes bearing interest at three-month LIBOR plus 0.50%; and (v) $74.5 million of class C mezzanine notes bearing interest at three-month LIBOR plus 0.95%. All of the notes issued by CLO 2006-1 mature on August 25, 2018, though the Company has the right to call the notes at par any time after August 2010.

During September 2006, the Company formed KKR Financial Capital Trust V (“Trust V”) for the sole purpose of issuing trust preferred securities. On September 29, 2006, Trust V issued preferred securities to unaffiliated investors for gross proceeds of $50.0 million and common securities to the Company for $1.6 million. The combined proceeds were invested by Trust V in $51.6 million of junior subordinated notes issued by the Company. The junior subordinated notes are the sole assets of Trust V and mature on October 30, 2036, but are callable on or after October 30, 2011. Interest is payable quarterly at a fixed rate of 7.395% through October 2016 and thereafter at a floating rate equal to three-month LIBOR plus 2.25%.

Note 8. Derivative Financial Instruments

The Company enters into derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings under repurchase agreements and asset-backed secured liquidity notes.  The Company designates these financial instruments as cash flow hedges. Additionally, the Company entered into an interest rate swap during the third quarter of 2006 that is designated as a fair value hedge of a portfolio of fixed rate commercial real estate loans. The Company also purchases derivative financial instruments for investing purposes which include investment financing arrangements (total rate of return swaps) whereby the Company receives the sum of all interest, fees and any positive economic change in value amounts from a reference asset with a specified notional amount and pays interest on such notional plus any negative change in value amounts from such asset.  The counterparties to the Company’s derivative agreements are major financial institutions with which the Company and its affiliates may also have other financial relationships. In the event of nonperformance by the counterparties, the Company is potentially exposed to losses. The counterparties to the Company’s derivative agreements have investment grade ratings and as a result the Company does not anticipate that any of the counterparties will fail to fulfill their obligations.

The table below summarizes the estimated net fair value of the derivative instruments as of September 30, 2006 and December 31, 2005 (amounts in thousands):

	As of September 30, 2006	As of December 31, 2005
Cash Flow Hedges:
Interest rate corridors	$14,548	$14,762
Interest rate swaps	48,179	40,796
Fair Value Hedges:
Interest rate swap	(581)	—
Free-Standing Derivatives:
Interest rate swaptions	113	879
Interest rate swaps	—	198
Credit default swaps	(185)	71
Total rate of return swaps	2,185	727
Net fair value	$64,259	$57,433

Note 9. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (amounts in thousands):

	As of September 30, 2006	As of December 31, 2005
Net unrealized losses on available-for-sale securities	$(1,749)	$(27,215)
Net unrealized gains on cash flow hedges	53,908	45,559
Accumulated other comprehensive income	$52,159	$18,344

The changes in the components of other comprehensive income (loss) were as follows (amounts in thousands):

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Unrealized gains on securities available-for-sale:
Unrealized holding gains (losses) arising during period	$25,259	$(30,023)	$21,745	$(37,648)
Reclassification adjustments for gains (losses) realized in net income	1,857	(325)	3,721	(1,140)
Unrealized gains (losses) on securities available-for-sale	27,116	(30,348)	25,466	(38,788)
Unrealized (losses) gains on cash flow hedges	(64,044)	27,430	8,349	23,886
Other comprehensive income (loss)	$(36,928)	$(2,918)	$33,815	$(14,902)

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

The exercise price for any stock option granted under the 2004 Stock Incentive Plan may not be less than 100% of the fair market value of the shares of common stock at the time the common stock option is granted. Each common stock option must terminate no more than ten years from the date it is granted. The 2004 Stock Incentive Plan, as amended, authorizes that a total of 7,964,625 shares may be used to satisfy awards under the 2004 Stock Incentive Plan. The Company made its initial grants under the 2004 Stock Incentive Plan on August 12, 2004, and August 19, 2004, the date that the Company closed its initial private placement of common stock and the date that the over-allotment option was exercised, respectively.

The following table summarizes restricted common stock transactions:

	Manager	Directors	Total
Unvested shares as of January 1, 2006	2,670,911	28,321	2,699,232
Issued	—	33,152	33,152
Vested	(1,022,956)	(28,321)	(1,051,277)
Forfeited	—	—	—
Unvested shares as of September 30, 2006	1,647,955	33,152	1,681,107

The shares of restricted common stock granted to the directors were valued using the fair market value at the time of grant, which was $21.30, $24.90, and $20.00 per common share, for the shares of restricted common stock granted in 2006, 2005, and 2004, respectively. Pursuant to SFAS No. 123(R), the Company is required to value any unvested shares of restricted common stock granted to the Manager at the current market price. The Company valued the unvested restricted common stock at $24.54 and $22.24 per share at September 30, 2006 and September 30, 2005, respectively.  There were $18.6 million and $46.1 million of total unrecognized compensation costs related to unvested restricted common stock granted as of September 30, 2006 and 2005, respectively.  As of September 30, 2006 the cost is expected to be recognized over a weighted average period of 1.2 years.

The following table summarizes common stock option transactions:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2006	1,989,779	$20.00
Granted	—	—
Exercised	(57,500)	20.00
Forfeited	—	—
Outstanding as of September 30, 2006	1,932,279	$20.00

57,500 common stock options were exercised during the nine months ended September 30, 2006.  No common stock options were exercised during the nine months ended September 30, 2005.  As of September 30, 2006 and 2005, 1,269,020 and 663,260 common stock options were exercisable, respectively. The common stock options are valued using the Black-Scholes model using the following assumptions:

	As of September 30, 2006	As of September 30, 2005
Expected life	7.9 years	8.9 years
Discount rate	4.65%	4.43%
Volatility	17%	20%
Dividend yield	9%	9%

The estimated fair value of the common stock options was $1.72 and $1.46 at September 30, 2006 and 2005, respectively. There were $0.3 million and $1.0 million of total unrecognized compensation costs related to unvested common stock options granted as of September 30, 2006 and 2005, respectively.  The cost is expected to be recognized over a weighted average period of five months at September 30, 2006.

For the three and nine months ended September 30, 2006 and 2005, the components of share-based compensation expense are as follows (amounts in thousands):

	For the three months ended September 30, 2006	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
Options granted to Manager	$813	$38	$304	$1,615
Restricted shares granted to Manager	9,230	7,191	21,316	17,634
Restricted shares granted to certain directors	108	199	457	260
Total share-based compensation expense	$10,151	$7,428	$22,077	$19,509

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

The Management Agreement provides, among other things, that the Company pays to the Manager, in exchange for managing the day-to-day operations of the Company, certain fees and reimbursements, consisting of a base management fee, an incentive fee, and reimbursement for out-of-pocket and certain other costs and expenses incurred by the Manager on behalf of the Company. All rent incurred by the Manager on behalf of the Company is paid by the Company and the Company is a party to the lease.

The Management Agreement contains certain provisions requiring the Company to indemnify the Manager with respect to all losses or damages arising from acts not constituting bad faith, willful misconduct, or gross negligence. The Company has evaluated the impact of these obligations on its consolidated financial statements and determined that they are immaterial.

For the three and nine months ended September 30, 2006, the Company incurred $7.2 million and $21.6 million in base management fees and $2.5 million and $4.8 million in management incentive fees, respectively. In addition, the Company recognized share-based compensation expense related to common stock options and restricted common stock granted to the Manager of $10.0 million and $21.6 million for the three and nine months ended September 30, 2006, respectively (see Note 10). The Company also reimbursed the Manager $1.5 million and $4.3 million for expenses for the three and nine months ended September 30, 2006, respectively. The Company incurred base management fees of $7.1 million and $13.8 million, respectively, and reimbursed the Manager for expenses of $1.5 million and $3.2 million, respectively, for the three and nine months ended September 30, 2005. The Company incurred no management incentive fees for the three and nine months ended September 30, 2005. In addition, the Company recognized share-based compensation expense related to common stock options and restricted common stock granted to the Manager of $7.2 million and $19.3 million for the three and nine months ended September 30, 2005, respectively. Base management fees incurred and share-based compensation expense relating to common stock options and restricted common stock granted to the Manager are included in related party management compensation on the consolidated statements of operations. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of operations non-investment expense category based on the nature of the expense.

An affiliate of the Company’s Manager has entered into separate management agreements with the respective investment vehicles for CLO 2005-1, CLO 2005-2, and CLO 2006-1 and is entitled to receive fees for the services performed as collateral manager. For the three and nine month periods ended September 30, 2006, the collateral manager has waived approximately $2.7 million and $7.6 million of management fees, respectively, related to the above CLOs for the three and nine month periods ended September 30, 2005, the collateral manager has waived approximately $1.2 million and $2.4 million of management fees, respectively, related to the above CLOs. The waivers for CLO 2005-1, CLO 2005-2, and CLO 2006-1 expire in January 2007, and February 2007, and November 2006, respectively.  There are no assurances that the collateral manager will waive such management fees subsequent to those dates.

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

During the second quarter of 2006, the Company invested $40.7 million in the common equity of Capmark Financial Group. Inc. (“Capmark”). Capmark is controlled by an investor group that includes KKR, an affiliate of the Manager. As of September 30, 2006, the Company held investments in KKR affiliated companies consisting of $110.8 million of non-marketable equity securities, $215.2 million of securities available-for-sale and $653.3 million of corporate loans.

During the third quarter of 2006, the Company purchased thirteen corporate loans and two corporate securities with an aggregate purchase price of $474.8 million, plus accrued and unpaid interest, and the Company simultaneously sold, for settlement in October 2006, all fifteen investments for an aggregate sales price of $474.8 million, plus accrued and unpaid interest, to KKR Strategic Capital Funds. During the period beginning on the Company’s purchase settlement date and ending on the sales settlement date the Company earned 100% of the income on the respective investments and the KKR Strategic Capital Funds assumed all of the credit risk and market risk on the respective investments.  During the quarter ended September 30, 2006, the Company earned net interest income of approximately $2.4 million during the period that the Company owned and funded the fifteen investments.

Note 12. Subsequent Event

On November 2, 2006, the Company’s Board of Directors declared a cash distribution for the three months ended September 30, 2006 on the Company’s common stock of $0.52 per share, payable on November 30, 2006 to stockholders of record as of the close of business on November 16, 2006.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where the context suggests otherwise, the terms “we,” “us” and “our” refer to KKR Financial Corp. and its subsidiaries. The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to assist the reader in understanding our business. The MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Executive Overview

We are a specialty finance company that invests in multiple asset classes and uses leverage to generate competitive leveraged risk-adjusted returns subject to maintaining our status as a REIT, and our exemption from regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Our objective is to provide competitive returns to our investors through a combination of dividends and capital appreciation. As part of our multi-asset class strategy, we seek to invest opportunistically in those asset classes that can generate competitive leveraged risk-adjusted returns. Investing in multiple asset classes does not, however, reduce or eliminate many of the risks associated with our investment portfolio such as geographic concentration risk, asset class concentration risk, market risk and credit risk. We currently make investments in the following asset classes: (i) residential mortgage loans and mortgage-backed securities; (ii) corporate loans and debt securities; (iii) commercial real estate loans and debt securities; (iv) asset-backed securities; and (v) marketable and non-marketable equity securities. We also make opportunistic investments in other asset classes from time to time. Our investment guidelines generally do not impose any limitations on the amount of our investments in any specific asset class, industry, or investment. Our income is generated primarily from (i) the interest and dividend income earned on our investments less the cost of our borrowings, (ii) realized and unrealized gains and losses from our free-standing derivatives, (iii) realized gains and losses from the sales of investments, and (iv) fee income.

Cash Distributions to Stockholders

On November 2, 2006, our Board of Directors declared a cash distribution for the three months ended September 30, 2006 on our common stock of $0.52 per common share. The distribution will be payable on November 30, 2006 to stockholders of record as of the close of business on November 16, 2006.

Investment Portfolio

As of September 30, 2006 our investment portfolio totaled $17.6 billion, representing an increase of 17.3% from $15.0 billion as of December 31, 2005. As of September 30, 2006, our investment portfolio primarily consisted of residential mortgage loans and securities totaling $13.2 billion, corporate loans and securities totaling $3.9 billion, commercial real estate loans and securities totaling $305.7 million, marketable equity securities consisting of preferred and common stock totaling $66.7 million, and investments in non-marketable equity securities totaling $165.4 million.

Funding Activities

On March 30, 2006, we closed our second $5.0 billion asset-backed secured liquidity note facility. This facility provides us with an alternative source of funding our residential mortgage-backed securities by issuing asset-backed secured liquidity notes that are rated A-1+, P-1, and F1+, by Standard & Poor’s Ratings Service, or Standard & Poor’s, Moody’s Investors Service, or Moody’s, and Fitch Inc., respectively. At September 30, 2006, we had $3.5 billion in borrowings outstanding under this facility.

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

During June 2006, our $275.0 million secured revolving credit facility matured and was replaced with a $375.0 million three year senior secured revolving credit facility. During September 2006, the facility was amended to increase the total commitment amount to $800.0 million with the option to further increase the commitment amount to $900.0 million at any time so long as no default or event of default on the facility has occurred and subject to addition of new lenders, increases in the commitments of existing lenders, or a combination thereof. The new senior secured revolving credit facility matures in June 2009 and consists of two tranches.  Outstanding borrowings under the senior secured revolving credit facility bear interest at either (i) an alternate base rate per annum equal to the greater of (a) the prime rate in effect on such day, and (b) the federal funds in effect on such day plus 0.50%, or (ii) an interest rate per annum equal to the LIBOR rate for the applicable interest period plus 0.50% for borrowings under tranche A of the facility and 0.75% for borrowings under tranche B of the facility. As of September 30, 2006, we had $292.2 million in borrowings outstanding under tranche B of this facility.

During August 2006, we formed KKR Financial Capital Trust III (“Trust III”) for the sole purpose of issuing trust preferred securities. On August 10, 2006, Trust III issued preferred securities to unaffiliated investors for gross proceeds of $85.0 million and common securities to the Company for $2.6 million. The combined proceeds were invested by Trust III in $87.6 million of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Trust III and mature on October 30, 2036, but are callable on or after October 30, 2011. Interest is payable quarterly at a floating rate equal to three-month LIBOR plus 2.35%.

During September 2006, we formed KKR Financial Capital Trust IV (“Trust IV”) for the sole purpose of issuing trust preferred securities. On September 15, 2006, Trust IV issued preferred securities to unaffiliated investors for gross proceeds of $15.0 million and common securities to the Company for $0.5 million. The combined proceeds were invested by Trust IV in $15.5 million of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Trust IV and mature on October 30, 2036, but are callable on or after October 30, 2011. Interest is payable quarterly at a floating rate equal to three-month LIBOR plus 2.35%.

On September 19, 2006, we closed CLO 2006-1, our third $1.0 billion CLO transaction that provides financing for investments consisting of corporate loans and certain other loans and securities. The investments that are owned by CLO 2006-1 collateralize the CLO 2006-1 debt, and as a result, those investments are not available to us, our creditors or stockholders. CLO 2006-1 issued a total of $727.5 million of senior secured notes at par to investors. In addition, we retained $145.5 million of rated mezzanine notes and $144.0 million of unrated subordinate notes issued by CLO 2006-1.

The senior notes issued to investors by CLO 2006-1 consist of the following five classes of notes: (i) $334.0 million of class A-1 senior notes bearing interest at three-month LIBOR plus 0.28%; (ii) $207.0 million of class A-2a senior notes bearing interest at three-month LIBOR plus 0.24%; (iii) $69.0 million of class A-2b senior notes bearing interest at three-month LIBOR plus 0.40%; (iv) $43.0 million of class B senior notes bearing interest at three-month LIBOR plus 0.50%; and (v) $74.5 million of class C mezzanine notes bearing interest at three-month LIBOR plus 0.95%. All of the notes issued by CLO 2006-1 mature on August 25, 2018, though we have the right to call the notes at par any time after August 2010.

During September 2006, we formed KKR Financial Capital Trust V (“Trust V”) for the sole purpose of issuing trust preferred securities. On September 29, 2006, Trust V issued preferred securities to unaffiliated investors for gross proceeds of $50.0 million and common securities to the Company for $1.6 million. The combined proceeds were invested by Trust V in $51.6 million of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Trust V and mature on October 30, 2036, but are callable on or after October 30, 2011. Interest is payable quarterly at a fixed rate of 7.395% through October 2016 and thereafter at a floating rate equal to three-month LIBOR plus 2.25%.

Critical Accounting Policies

Our consolidated financial statements are prepared by management in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our significant accounting policies are fundamental to understanding our financial condition and results of operations because some of these policies require that we make significant estimates and assumptions that may affect the value of our assets or liabilities and financial results. We believe that certain of our policies are critical because they require us to make difficult, subjective, and complex judgments about matters that are inherently uncertain. We have reviewed these critical accounting policies with our Board of Directors and the Audit Committee of our Board or Directors.

Revenue Recognition

We account for interest income on our investments using the effective yield method. For investments purchased at par, the effective yield is the contractual coupon rate on the investment. Unamortized premiums and discounts on non-residential mortgage-backed securities are recognized in interest income over the contractual life, adjusted for actual prepayments, of the securities using the effective interest method. For securities representing beneficial interests in securitizations (i.e. residential mortgage-backed securities), unamortized premiums and discounts are recognized over the contractual life, adjusted for estimated prepayments and estimated credit losses of the securities using the effective interest method. Actual prepayment and credit loss experience is reviewed quarterly and effective yields are recalculated when differences arise between prepayments and credit losses originally anticipated compared to amounts actually received plus anticipated future prepayments.

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

As of September 30, 2006, unamortized purchase premiums and unaccreted purchase discounts on our investment portfolio totaled $30.7 million and $(42.7) million, respectively.

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

Because we remeasure the amount of compensation costs associated with the unvested restricted common stock and unvested common stock options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our consolidated financial statements will change based on the market price of our common stock as of each remeasurement date and this may result in earnings volatility. For the three and nine months ended September 30, 2006, share-based compensation totaled $10.2 million and $22.1 million, respectively. As of September 30, 2006, substantially all of the non-vested common stock options and restricted common stock issued that is subject to SFAS No. 123(R) is subject to remeasurement.

Classifications of Investment Securities

Our investments in securities are classified as “available-for-sale” and are recorded and reported on our consolidated balance sheet at estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income on our consolidated balance sheet. We designate and classify our investments in securities as available-for-sale because we may sell them prior to their maturity date. We do not designate and classify our investments in securities as trading securities because we do not intend to trade them or sell them in the near term. We determine the estimated fair value of our investments in securities using quoted market prices, dealers who make markets in the securities, and third-party pricing services. When we sell an investment security, the realized net gain or loss on the sale of the security is included in our consolidated statements of operations and we specifically identify the security that was sold and its specific cost basis when we compute the net realized gain or loss.

Accounting for Derivative Instruments and Hedging Activities

Our policies permit us to enter into derivative contracts, including interest rate swaps, interest rate corridors, interest rate swaptions, interest rate straddles, and credit and currency derivatives. We use interest rate derivatives to manage interest rate risk. We formally document relationships between our hedging instruments and our hedged transactions as of the inception date of the hedge, including (i) our risk management objective and hedge strategy, (ii) the risk that we are hedging, (iii) the hedging instruments, consisting of the derivative instruments that comprise the hedge, (iv) the hedged transaction, consisting of the recognized or forecasted transaction that we are hedging, (v) the method that we used to assess the hedge’s effectiveness on a retrospective and prospective basis, and (vi) the methodology that we will use to measure hedge ineffectiveness. On the date that we enter into an interest rate derivative transaction we designate the interest rate derivative as (i) a hedge of a forecasted transaction or of the variability of cash flows related to a recognized liability (“cash flow hedge”) (ii) a hedge of the exposure to changes in the fair value of a recognized asset or liability, or of an unrecognized firm commitment (“fair value hedge”), or (iii) held for trading (“trading instrument”).

For our cash flow hedges, we record and report our hedge instruments at estimated fair value on our balance sheet and record the changes in their estimated fair value in accumulated other comprehensive income. Changes in these amounts are reclassified to our statements of operations over the effective hedge period as the hedged item affects earnings. Our cash flow hedge instrument must be “highly effective,” as defined in SFAS No. 133, in achieving offsetting changes in the hedged item attributable to the risk that we are hedging in order to qualify for initial and recurring hedge accounting treatment. We recognize any hedge ineffectiveness related to our cash flow hedges as a component of interest expense during the period in which it occurs. Prior to the end of the specified cash flow hedge period, the effective portion of our hedge instrument gains and losses is recorded in other accumulated comprehensive income. The estimated fair values of our hedge instruments are based on market prices provided by dealers that make markets in such hedging instruments. For our cash flow hedges, we are required to discontinue hedge accounting prospectively when we determine that (i) the hedging instruments are no longer effective in offsetting changes in the cash flows of a hedged transaction, (ii) it is no longer probable that the forecasted transaction will occur, or (iii) the designation of the hedging instruments as hedges is no longer permitted or appropriate.

We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of September 30, 2006, the estimated fair value of our derivatives totaled $64.3 million. As of September 30, 2006, the estimated fair value of interest rate derivatives accounted for as cash flow hedges totaled approximately $62.7 million and the net unrealized gain on such cash flow hedges totaled approximately $53.9 million, which amount is recorded in accumulated other comprehensive income in the consolidated statements of changes in stockholders’ equity. As of September 30, 2006, the estimated fair value of the interest rate derivative accounted for as a fair value hedge totaled approximately $(0.6) million.  As a result of the fair value hedge, commercial real estate loans classified as held for sale were increased by $0.6 million at September 30, 2006 and for the three month period ended September 30, 2006, there was no ineffectiveness.

Impairments

We evaluate our investment securities portfolio for impairment as of each quarter end or more frequently if we become aware of any material information that would lead us to believe that an investment may be impaired. We evaluate whether the investment is considered impaired and whether the impairment is other-than-temporary. If we make a determination that the impairment is other-than-temporary, we recognize an impairment loss equal to the difference between the amortized cost basis and the estimated fair value of the investment. We consider many factors in determining whether the impairment of an investment is other-than-temporary, including but not limited to the length of time the security has had a decline in estimated fair value below its amortized cost, the amount of the loss, the intent and our financial ability to hold the investment for a period of time sufficient for a recovery in its estimated fair value, recent events specific to the issuer or industry, external credit ratings and recent downgrades in such ratings. As of September 30, 2006, we had aggregate unrealized losses on our securities classified as available-for-sale of approximately $50.4 million, which if not recovered may result in the recognition of future losses.

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

Currently, our residential mortgage loans are homogeneous and the adequacy of the allowance for loan losses is based on a review of relevant factors including, but not limited to, estimated fair values, industry statistics, current economic conditions, loan portfolio composition, delinquency trends and credit losses realized to-date on underlying loans. Because our mortgage loan portfolio is not seasoned, we review these factors for similar portfolios of mortgage loans that have comparable FICO® scores, loan-to-value ratios (“LTV”), loan balances, and geographical diversity and that were originated through similar mortgage banking channels, and we use this information when assessing the adequacy of the allowance for loan losses. Our investments in commercial real estate mortgage loans and corporate loans are not homogeneous and we individually review each of the loans for impairments and use relevant information in our analysis, including current estimated fair values, current valuation multiples, projected operating cash flow and projected liquidation cash flows.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are required to adopt FIN 48 in the first quarter of 2007 and we currently assessing the impact that it will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements.  We are required to adopt SFAS No. 157 in the first quarter of 2007 and we do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires a dual evaluation approach – evaluation of an error from both a balance sheet perspective and results of operations perspective – when quantifying and evaluating the materiality of a misstatement.  The guidance in SAB No. 108 musts be applied to annual financial statements for fiscal years ending after November 15, 2006. We do not expect the adoption of SAB No. 108 to have a material impact on our consolidated financial statements.

Results of Operations

For the Three and Nine Months Ended September 30, 2006 compared to the Three and Nine Months Ended September 30, 2005

Summary

Our net income for the three and nine months ended September 30, 2006 totaled $32.6 million (or $0.41 per diluted share) and $97.9 million (or $1.25 per diluted share), respectively, as compared to net income of $18.5 million (or $0.24 per diluted share) and $33.1 million (or $0.62 per diluted share) for the three and nine months ended September 30, 2005. During the nine months ended September 30, 2006, our investment portfolio increased by 17.3% from $15.0 billion as of December 31, 2005 to $17.6 billion as of September 30, 2006.

Net Investment Income

The following table presents the components of our net investment income for the three and nine months ended September 30, 2006 and 2005:

Comparative Net Investment Income Components
(Amounts in thousands)

	For the three months ended September 30, 2006	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
Investment Income:
Residential mortgage loans and securities interest income	$162,564	$80,101	$464,096	$154,535
Corporate loans and securities interest income	80,298	29,020	192,223	55,329
Commercial real estate loans and securities interest income	7,518	6,575	23,045	12,375
Other interest income	2,736	818	6,388	2,015
Common and preferred stock dividend income	945	985	2,740	126
Net premium/discount (amortization) accretion	(24)	(912)	170	(3,221)
Total investment income	254,037	116,587	688,662	221,159
Interest Expense:
Repurchase agreements interest expense	80,454	62,810	284,220	122,989
Collateralized loan obligation senior secured notes interest expense	23,498	14,153	61,883	22,669
Asset-backed secured liquidity notes interest expense	101,482	—	195,280	—
Secured revolving credit facility interest expense	3,303	—	6,172	—
Demand loan interest expense	615	—	1,692	—
Junior subordinated notes interest expense	3,109	—	4,477	—
Other interest expense	1,077	(35)	2,651	—
Interest rate swap and corridor interest expense, net	(14,173)	604	(25,353)	604
Total interest expense	199,365	77,532	531,022	146,262
Equity in income of unconsolidated affiliate	914	—	914	—
Provision for loan losses	—	(1,300)	—	(1,300)
Net investment income	$55,586	$37,755	$158,554	$73,597

As presented in the table above, our net investment income increased by $17.8 million and $85.0 million for the three and nine months ended September 30, 2006, respectively, compared to the three and nine months ended September 30, 2005. The change from 2005 to 2006 is primarily attributable to the increase in our investment portfolio since September 30, 2005. As of September 30, 2006, we held $17.6 billion in investments in loans, securities available-for-sale, and non-marketable equity securities and had borrowings outstanding totaling $16.0 billion. In comparison, as of September 30, 2005, investments in loans, securities available-for-sale and non-marketable equity securities totaled $12.5 billion and borrowings outstanding totaled $11.0 billion.

Net investment income includes $0.9 million of equity in income of unconsolidated affiliate.  As of September 30, 2006, we had an investment in an unconsolidated affiliate consisting of a 49.9% limited partnership interest in KKR Financial Holdings I, L.P (“KFH”).  KFH was formed during the third quarter of 2006 and is the primary beneficiary of four special purpose entities formed during the third quarter of 2006 to complete secured borrowing transactions to finance certain investments in corporate loans and securities. The special purpose entities are KKR Financial CLO 2007-1, Ltd., KKR Financial CLO 2007-2, Ltd., KKR Financial CLO 2007-3, Ltd., and KKR Financial CLO 2007-4, Ltd. As of September 30, 2006, KFH had $456.4 million in assets consisting of $452.1 million of corporate loans, $23.4 million of corporate securities, $2.9 million of interest receivable and $1.4 million of cash.  As of September 30, 2006, KFH had liabilities totaling $375.9 million and consisting of $373.5 million of borrowings under repurchase agreements, $2.1 million of interest payable, and $0.3 million of other payables. During the quarter ended September 30, 2006, KFH had net income of $1.8 million consisting of $3.9 million of interest income, and $2.1 million of interest expense.

During the third quarter of 2006, we purchased thirteen corporate loans and two corporate securities with an aggregate purchase price of $474.8 million, plus accrued and unpaid interest, and we simultaneously sold, for settlement in October 2006, all fifteen investments for an aggregate sales price of $474.8 million, plus accrued and unpaid interest, to the KKR Strategic Capital Funds. During the period beginning on our purchase settlement date and ending on the sales settlement date we earned 100% of the income on the respective investments and the KKR Strategic Capital Funds assumed all of the credit risk and market risk on the respective investments.  During the quarter ended September 30, 2006, we earned net interest income of approximately $2.4 million during the period that we owned and funded the fifteen investments.

Other Income

The following table presents the components of other income for the three and nine months ended September 30, 2006 and 2005:

Comparative Other Income Components
(Amounts in thousands)

	For the three months ended September 30, 2006	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
Net realized and unrealized gain (loss) on derivatives and foreign exchange:
Interest rate swaptions	$(113)	$27	$(55)	$(167)
Interest rate swaps	—	147	152	379
Credit default swaps	(460)	72	(384)	351
Foreign exchange forwards	—	58	—	2,086
Total rate of return swaps	1,222	159	2,929	159
REIT shorts	—	24	—	24
Foreign exchange translation	(140)	(474)	1,176	(2,868)
Total realized and unrealized gain (loss) on derivatives and foreign exchange	509	13	3,818	(36)
Net realized gain on investments	2,781	1,730	4,920	2,881
Fee and other income	2,268	136	2,941	1,731
Total other income	$5,558	$1,879	$11,679	$4,576

As presented in the table above, other income totaled $5.6 million and $11.7 million for the three and nine months ended September 30, 2006, respectively, as compared to $1.9 million and $4.6 million for the three and nine months ended September 30, 2005, respectively. The increase in total other income from the prior period is primarily attributable to increased investment activity since September 30, 2005.

Non-Investment Expenses

The following table presents the components of our non-investment expenses for the three and nine months ended September 30, 2006 and 2005:

Comparative Non-Investment Expense Components
(Amounts in thousands)

	For the three months ended September 30, 2006	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
Related party management compensation:
Base management fees	$7,218	$7,101	$21,591	$13,821
Incentive fee	2,498	—	4,766	—
Share-based compensation	10,043	7,230	21,620	19,249
Related party management compensation	19,759	14,331	47,977	33,070
Professional services	1,096	1,432	2,591	2,617
Loan servicing expense	3,626	1,369	11,342	1,999
Insurance expense	211	275	709	708
Directors expenses	333	368	1,081	719
General and administrative expenses	3,050	2,630	7,713	4,107
Total non-investment expenses	$28,075	$20,405	$71,413	$43,220

As presented in the table above, our non-investment expenses increased by $7.7 million and $28.2 million for the three and nine months ended September 30, 2006, respectively, compared to the three and nine months ended September 30, 2005. The increase in non-investment expenses from the prior period is primarily attributable to our growth since September 30, 2005. The significant components of non-investment expense are described below.

Management compensation to related parties consists of base management fees payable to our Manager pursuant to the Management Agreement, incentive management fees, and share-based compensation related to restricted common stock and common stock options granted to our Manager. The base management fee payable was calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times “equity” as defined in the Management Agreement. Our Manager is also entitled to an incentive fee provided that our quarterly “net income,” as defined in the Management Agreement, before the incentive fee exceeds a defined return hurdle. We did not exceed the applicable hurdle during the three and nine months ended September 30, 2005.

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

KKR TRS Holdings, Inc., our domestic taxable REIT subsidiary, is taxed as a regular subchapter C corporation under the provisions of the Code. KKR TRS Holdings, Inc. was formed to make, from time to time, certain investments that would not be REIT qualifying investments if made directly by us, and to earn income that would not be REIT qualifying income if earned directly by us. For the three and nine months ended September 30, 2006, KKR TRS Holdings, Inc. had pre-tax net income of $1.2 million and $2.2 million, respectively, and the provision for income taxes totaled $0.5 million and $0.9 million, respectively. As of September 30, 2006, KKR TRS Holdings, Inc. had an income tax receivable of $0.9 million and a deferred tax liability of $0.7 million.

KKR Financial CLO 2005-1, Ltd., KKR Financial CLO 2005-2, Ltd., KKR Financial CDO 2005-1, Ltd., KKR Financial CLO 2006-1, Ltd., KKR Financial CLO 2006-2, Ltd., KKR Financial CLO 2007-1, Ltd., and KKR Financial CLO 2007-2, Ltd. are foreign taxable REIT subsidiaries that were established to facilitate securitization transactions structured as secured financing transactions. KKR TRS Holdings, Ltd., a new subsidiary formed in July 2006 to make, from time to time, certain investments, is also a foreign taxable REIT subsidiary. The foreign taxable REIT subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. Therefore, despite their status as taxable REIT subsidiaries, they generally will not be subject to corporate income tax on their earnings, and no provisions for income taxes for the three and nine months ended September 30, 2006 were recorded; however, we will generally be required to include their current taxable income in our calculation of REIT taxable income.

Financial Condition

Summary

The tables below summarize the carrying value, amortized cost, and estimated fair value of our investment portfolio as of September 30, 2006 and December 31, 2005, classified by interest rate type. Carrying value is the value that investments are recorded on our consolidated balance sheets and is estimated fair value for securities and amortized cost for loans held for investment and the lower of amortized cost or market value for loans held for sale. Estimated fair values set forth in the tables below are based on dealer quotes and/or nationally recognized pricing services.

The table below summarizes our investment portfolio as of September 30, 2006, classified by interest rate type:

Investment Portfolio
(Amounts in thousands)

	Carrying Value	Amortized Cost	Estimated Fair Value	Portfolio Mix % by Fair Value
Floating Rate:
Residential ARM Loans	$1,591,073	$1,591,073	$1,585,833	9.0%
Residential ARM Securities	5,912,596	5,897,061	5,912,596	33.6
Corporate Loans	2,969,867	2,969,867	2,982,141	17.0
Corporate Debt Securities	367,397	359,074	367,397	2.1
Commercial Real Estate Loans	226,768	226,768	226,768	1.3
Commercial Real Estate Debt Securities	—	—	—	—
Total Floating Rate	11,067,701	11,043,843	11,074,735	63.0
Hybrid Rate:
Residential Hybrid ARM Loans	3,797,501	3,797,501	3,774,839	21.4
Residential Hybrid ARM Securities	1,919,609	1,954,577	1,919,609	10.9
Total Hybrid Rate	5,717,110	5,752,078	5,694,448	32.3
Fixed Rate:
Corporate Loans	61,157	61,157	61,221	0.3
Corporate Debt Securities	460,864	449,175	460,864	2.6
Commercial Real Estate Loans	78,887	78,887	80,396	0.5
Commercial Real Estate Debt Securities	—	—	—	—
Total Fixed Rate	600,908	589,219	602,481	3.4
Marketable and Non-Marketable Equity Securities:
Common and Preferred Stock	66,693	69,002	66,693	0.4
Non-Marketable Equity Securities	165,429	165,429	165,429	0.9
Total Marketable and Non-Marketable Equity Securities	232,122	234,431	232,122	1.3
Total	$17,617,841	$17,619,571	$17,603,786	100.0%

As of September 30, 2006, the aggregate amortized cost value of the Company’s investment portfolio exceeded the aggregate estimated fair value of its portfolio by $15.8 million and, as of the same date, the Company had unrealized gains totaling $53.9 million related to its cash flow hedges, as defined under SFAS No. 133. As of September 30, 2006, the aggregate net unamortized purchase discount related to the Company’s investment portfolio was $12.1 million.

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

As of December 31, 2005, the aggregate amortized cost value of the Company’s investment portfolio exceeded the aggregate estimated fair value of its portfolio by $54.1 million and, as of the same date, the Company had unrealized gains totaling $45.6 million related to its cash flow hedges, as defined under SFAS No. 133. As of December 31, 2005, the aggregate net unamortized purchase discount related to the Company’s investment portfolio was $6.7 million.

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

Securities Available-for-Sale

The following table summarizes the par value of our investment securities portfolio by investment class stratified by Moody’s and Standard & Poor’s ratings category as of September 30, 2006:

Investment Securities
(Amounts in thousands)

Ratings Category	Residential ARM Securities	Residential Hybrid ARM Securities	Corporate Debt Securities	Total
Aaa/AAA	$5,852,330	$1,890,774	$—	$7,743,104
Aa1/AA+ through Aa3/AA-	16,367	28,426	—	44,793
A1/A+ through A3/A-	11,799	18,089	—	29,888
Baa1/BBB+ through Baa3/BBB-	8,374	9,668	21,258	39,300
Ba1/BB+ through Ba3/BB-	4,187	3,876	138,000	146,063
B1/B+ through B3/B-	3,045	2,584	329,815	335,444
Caa1/CCC+ and lower	—	—	213,505	213,505
Non-Rated	6,834	6,456	121,500	134,790
Total	$5,902,936	$1,959,873	$824,078	$8,686,887

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

Loans

Our residential mortgage loan portfolio totaled $5.4 billion as of September 30, 2006 and $6.4 billion as of December 31, 2005. As of September 30, 2006 we owned two real estate properties acquired through foreclosure.  The outstanding loan balance of $0.5 million (not included in the following table) was reclassified from loans to other assets on our balance sheet, and the estimated fair value of the real estate property exceeds the outstanding loan balance and therefore we have not recorded a charge against our allowance for loan losses.  As of December 31, 2005, we did not own any real estate properties that we had acquired through foreclosure.

As of September 30, 2006, we had twenty-one loans that were 90 days or greater past due or in foreclosure and placed on non-accrual status.  During the quarter ended September 30, 2006, we did not recognize approximately $0.1 million in interest income for loans in non-accrual status or that were classified as real estate owned.

The weighted average original FICO® score and weighted average original LTV ratio of our residential ARM loan portfolio were 738 and 68.8%, respectively, as of September 30, 2006. As of December 31, 2005, the weighted average original FICO® score and weighted average LTV ratio of our residential ARM loan portfolio were 737 and 67.2%, respectively. As of September 30, 2006 our residential ARM loan investment portfolio did not have any material concentrations in investor owned properties, multi-unit housing properties, condominium properties and/or cooperative properties. A material portion of our residential ARM loans are non-conforming mortgage loans, not due to credit quality, but because the mortgage loans have balances that exceed the maximum balances necessary to qualify as a conforming mortgage loan.

The following table summarizes the delinquency statistics of residential mortgage loans as of September 30, 2006 (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
30 to 59 days	65	$21,700
60 to 89 days	10	3,481
90 days or more	9	2,215
In foreclosure	12	2,698
Total	96	$30,094

The following table summarizes the delinquency statistics of residential mortgage loans as of December 31, 2005 (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
30 to 59 days	82	$31,049
60 to 89 days	11	3,427
90 days or more	6	1,589
In foreclosure	—	—
Total	99	$36,065

The following table summarizes the changes in the allowance for loan losses for our residential mortgage loan portfolio during the three and nine month periods ended September 30, 2006 (amounts in thousands):

Balance, beginning of period	$1,500
Provision for loan losses	—
Charge-offs	—
Balance, end of period	$1,500

Our corporate loan portfolio totaled $3.0 billion as of September 30, 2006 and $1.9 billion as of December 31, 2005. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of first and second lien loans, mezzanine loans and bridge loans. As of September 30, 2006, we classified nine corporate loans totaling $397.7 million as held for sale.  Accordingly, these loans are recorded at the lower of cost or market on our consolidated balance sheet. Of the nine loans classified as held for sale, no loss was recognized as the carrying value of the loans did not exceed fair value as of September 30, 2006.

We performed an allowance for loan losses analysis as of September 30, 2006 and December 31, 2005, and we have made the determination that no allowance for loan losses was required for our corporate loan portfolio as of September 30, 2006 or December 31, 2005.

The following table summarizes the par value of our corporate loan portfolio stratified by Moody’s and Standard & Poor’s ratings category as of September 30, 2006 and December 31, 2005:

Corporate Loans
(Amounts in thousands)

Ratings Category	As of September 30, 2006	As of December 31, 2005
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA-	—	—
A1/A+ through A3/A-	—	—
Baa1/BBB+ through Baa3/BBB-	32,413	2,000
Ba1/BB+ through Ba3/BB-	1,571,874	673,644
B1/B+ through B3/B-	1,201,473	1,095,368
Caa1/CCC+ and lower	45,650	21,547
Non-rated	185,634	107,826
Total	$3,037,044	$1,900,385

Our commercial real estate loan portfolio totaled $305.7 million and $521.7 million as of September 30, 2006 and December 31, 2005, respectively. Our commercial real estate loan portfolio consists of senior, mezzanine, and bridge loans that are secured by commercial real estate. As of September 30, 2006, we classified eleven commercial real estate loans totaling $208.4 million as held for sale.  Accordingly, these loans are recorded at the lower of cost or market on our consolidated balance sheet. Of the eleven loans classified as held for sale, no loss was recognized as the carrying value of the loans did not exceed fair value as of September 30, 2006.

We performed an allowance for loan losses analysis as of September 30, 2006 and December 31, 2005, and we have made the determination that no allowance for loan losses was required for our commercial real estate loan portfolio as of September 30, 2006 or December 31, 2005.

The following table summarizes the par value of our commercial real estate loan portfolio stratified by Moody’s and Standard & Poor’s ratings category as of September 30, 2006 and December 31, 2005:

Commercial Real Estate Loans
(Amounts in thousands)

Ratings Category	As of September 30, 2006	As of December 31, 2005
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA-	—	—
A1/A+ through A3/A-	—	—
Baa1/BBB+ through Baa3/BBB-	—	—
Ba1/BB+ through Ba3/BB-	5,063	60,929
B1/B+ through B3/B-	91,465	75,000
Caa1/CCC+ and lower	—	50,000
Non-rated	209,492	336,821
Total	$306,020	$522,750

Asset Repricing Characteristics

Summary

The table below summarizes the repricing characteristics of our investment portfolio as of September 30, 2006 and December 31, 2005, and is classified by interest rate type:

Investment Portfolio
(Amounts in thousands)

	As of September 30, 2006		As of December 31, 2005
	Amortized Cost	Portfolio Mix	Amortized Cost	Portfolio Mix
Floating Rate:
Residential ARM Loans	$1,591,073	9.2%	$2,175,929	14.5%
Residential ARM Securities	5,897,061	33.8	3,369,763	22.5
Corporate Loans	2,969,867	17.1	1,872,277	12.5
Corporate Debt Securities	359,074	2.1	277,030	1.9
Commercial Real Estate Loans	226,768	1.3	486,096	3.2
Commercial Real Estate Debt Securities	—	—	63,168	0.4
Total Floating Rate	11,043,843	63.5	8,244,263	55.0
Hybrid Rate:
Residential Hybrid ARM Loans	3,797,501	21.9	4,252,893	28.4
Residential Hybrid ARM Securities	1,954,577	11.2	2,197,020	14.7
Total Hybrid Rate	5,752,078	33.1	6,449,913	43.1
Fixed Rate:
Corporate Loans	61,157	0.4	25,000	0.2
Corporate Debt Securities	449,175	2.5	202,748	1.4
Commercial Real Estate Loans	78,887	0.5	35,646	0.2
Commercial Real Estate Debt Securities	—	—	19,833	0.1
Total Fixed Rate	589,219	3.4	283,227	1.9
Total	$17,385,140	100.0%	$14,977,403	100.0%

The table above excludes marketable equity securities with a fair value of $66.7 million and amortized cost of $69.0 million, and non-marketable equity securities with a fair value of $165.4 million and amortized cost of $165.4 million as of September 30, 2006.  Also excluded are marketable equity securities with a fair value of $47.0 million and amortized cost of $47.2 million, and non-marketable equity securities with a fair value of $52.5 million and amortized cost of $52.5 million as of December 31, 2005.

Residential ARM Securities

As of September 30, 2006, substantially all of our residential ARM securities were comprised of one-month LIBOR floating rate securities that reprice monthly and were subject to a weighted average maximum net interest rate of 11.85% which was materially above the then current weighted average net coupon of 6.29%. Our repricing risk on our portfolio of residential ARM securities increases materially if interest rates increase to a level where the weighted average coupon rate approaches the weighted average maximum net interest rate of 11.85% because the weighted average coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average maximum interest rate of 11.85%.

As of December 31, 2005, substantially all of our residential ARM securities were comprised of one-month LIBOR floating rate securities that reprice monthly and were subject to a weighted average maximum net interest rate of 11.63% which was materially above the then current weighted average net coupon of 4.62%. Our repricing risk on our portfolio of residential ARM securities increases materially if interest rates continue to increase to a level where the weighted average coupon rate approaches the weighted average maximum net interest rate of 11.63% because the weighted average coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average maximum interest rate of 11.63%.

Residential Hybrid ARM Securities

As of September 30, 2006, all of our residential hybrid ARM securities had underlying mortgage loans that were originated as 5/1 hybrid ARM loans. As of September 30, 2006, we owned 100% of the securities that represent 100% of the beneficial interest in the 5/1 hybrid ARM loans underlying our portfolio of hybrid ARM securities. When the underlying residential hybrid mortgage loans convert from fixed rate to floating rate, the underlying mortgage loans will have an interest rate based on one-year LIBOR or one-year constant maturity treasury index, or CMT, depending upon if the underlying mortgage loan is a LIBOR- or CMT-based mortgage loan. On the date that the residential hybrid ARM loans convert from a fixed rate to a floating rate loan, which we refer to as the roll date, our portfolio of residential hybrid ARM loans will have a weighted average coupon that is the sum of (i) the post-roll date index, and (ii) the weighted average post-roll date net margin. As of September 30, 2006, all of the mortgage loans underlying our residential hybrid ARM securities had a post-roll date index reset frequency of one year with 34% based on six-month or one-year LIBOR and 66% based on one-year CMT. Our repricing risk on our portfolio of residential hybrid ARM loans increases materially if interest rates increase to a level where, subsequent to the roll date, the weighted average net coupon rate approaches the weighted average post roll date maximum net interest rate of 9.43% because the post roll date weighted average net coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average post roll date maximum net interest rate of 9.43%. The weighted average net coupon on the portfolio of residential hybrid securities is 4.18% as of September 30, 2006. As of September 30, 2006, the weighted average months until roll date for the mortgage loans underlying our residential hybrid ARM securities was 27.

As of December 31, 2005, all of our residential hybrid ARM securities had underlying mortgage loans that were originated as 5/1 hybrid ARM loans. As of December 31, 2005, we owned 100% of the securities that represent 100% of the beneficial interest in the 5/1 hybrid ARM loans underlying our portfolio of hybrid ARM securities.  As of December 31, 2005, all of the mortgage loans underlying our residential hybrid ARM securities had a post-roll date index reset frequency of one year with 35% based on six-month or one-year LIBOR and 65% based on one-year CMT.  Our repricing risk on our portfolio of residential hybrid ARM loans increases materially if interest rates continue to increase to a level where, subsequent to the roll date, the weighted average net coupon rate approaches the weighted average post roll date maximum net interest rate of 9.43% because the post roll date weighted average net coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average post roll date maximum net interest rate or 9.43%. The weighted average coupon on the portfolio of residential hybrid securities is 4.13% as of December 31, 2005. As of December 31, 2005, the weighted average months until roll date for the mortgage loans underlying our residential hybrid ARM securities was 36.

Residential ARM Loans

As of September 30, 2006, all of our residential ARM loans were comprised of one-month LIBOR floating rate loans that reprice monthly and were subject to a weighted average maximum net interest rate of 11.92%, which was well above the then current weighted average net coupon of 6.41%. Our repricing risk on our portfolio of residential ARM loans increases materially if interest rates continue to increase to a level where the weighted average net coupon rate approaches the weighted average maximum interest rate of 11.92% because the weighted average coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average maximum interest rate of 11.92%.

As of December 31, 2005, all of our residential ARM loans were comprised of one-month LIBOR floating rate loans that reprice monthly and were subject to a weighted average maximum net interest rate of 11.90%, which was well above the then current weighted average net coupon of 5.05%. Our repricing risk on our portfolio of residential ARM loans increases materially if interest rates continue to increase to a level where the weighted average net coupon rate approaches the weighted average maximum interest rate of 11.90% because the weighted average coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average maximum interest rate of 11.90%.

Residential Hybrid ARM Loans

As of September 30, 2006, all of our residential hybrid ARM loans were originated as either 3/1 or 5/1 hybrid ARM loans. When the loans convert from fixed rate to floating rate, the underlying mortgage loans will have an interest rate based on one-year LIBOR or one-year CMT. On the date that the residential hybrid ARM loans convert from a fixed rate to a floating rate loan, which we refer to as the roll date, our portfolio of residential hybrid ARM loans will have a weighted average coupon that is the sum of (i) the post-roll date index, and (ii) the weighted average post-roll date net margin. As of September 30, 2006, all of our residential hybrid ARM loans had a post-roll date index reset frequency of one-year with 46% based on six-month or one-year LIBOR and 54% based on one-year CMT. Our repricing risk on our portfolio of residential hybrid ARM loans increases materially if interest rates increase to a level where, subsequent to the roll date, the weighted average net coupon rate approaches the weighted average post-roll date maximum net interest rate of 10.12% because the post-roll date weighted average net coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average post-roll date maximum net interest rate of 10.12%. The weighted average net coupon on the portfolio of residential hybrid loans was 4.85% as of September 30, 2006. As of September 30, 2006, the weighted average months until roll date for the mortgage loans underlying our residential hybrid ARM securities was 36.

As of December 31, 2005, all of our residential hybrid ARM loans were originated as either 3/1 or 5/1 hybrid ARM loans.  As of December 31, 2005, all of our residential hybrid ARM loans had a post-roll date index reset frequency of one-year with 43% based on six-month or one-year LIBOR and 57% based on one-year CMT.  Our repricing risk on our portfolio of residential hybrid ARM loans increases materially if interest rates continue to increase to a level where, subsequent to the roll date, the weighted average net coupon rate approaches the weighted average post-roll date maximum net interest rate of 10.13% because the post-roll date weighted average net coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average post-roll date maximum net interest rate or 10.13%. The weighted average net coupon on the portfolio of residential hybrid loans was 4.85% as of December 31, 2005. As of December 31, 2005, the weighted average months until roll date for the mortgage loans underlying our residential hybrid ARM securities was 44.

Corporate Loans and Securities

All of our floating rate corporate loans and securities have index reset frequencies of less than twelve months with the majority of the loans resetting at least quarterly. The weighted average coupon on our floating rate corporate loans and securities was 8.13% and 7.12% as of September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006 and December 31, 2005, the weighted average years to maturity of our floating rate corporate loans and securities was 6.0 years and 6.3 years, respectively.

As of September 30, 2006, our fixed rate corporate debt securities had a weighted average coupon of 9.62% and a weighted average years to maturity of 6.3 years, as compared to 10.58% and 8.7 years, respectively, as of December 31, 2005.

Commercial Real Estate Loans and Securities

All of our floating rate commercial real estate loans and securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate commercial real estate loans and securities was 8.99% and 8.70% as of September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006 and December 31, 2005, the weighted average years to maturity of our floating rate commercial real estate loans and securities was 1.7 years and 3.7 years, respectively.

As of September 30, 2006, our fixed rate commercial real estate loans and securities had a weighted average coupon of 7.74% and a weighted average years to maturity of 7.0 years, as compared to 7.95% and 7.7 years, respectively, as of December 31, 2005.

Portfolio Purchases

We purchased $3.0 billion and $6.5 billion par amount of investments during the three and nine months ended September 30, 2006, respectively, compared to $6.5 billion and $11.9 billion par amount of investments during the three and nine months ended September 30, 2005, respectively.

The table below summarizes our investment portfolio purchases for the periods indicated and includes the par amount, or face amount, of the securities and loans that were purchased:

Investment Portfolio Purchases
(Amounts in thousands)

	Three months ended September 30, 2006		Three months ended September 30, 2005		Nine months ended September 30, 2006		Nine months ended September 30, 2005
	Par Amount	%	Par Amount	%	Par Amount	%	Par Amount	%
Securities:
Residential ARM Securities	$1,953,539	64.7%	$886,566	13.5%	$3,817,806	58.5%	$1,625,771	13.7%
Residential Hybrid ARM Securities	—	—	—	—	—	—	2,935,532	24.7
Corporate Debt Securities	167,500	5.6	180,315	2.8	507,516	7.7	398,820	3.3
Commercial Real Estate Debt Securities	—	—	52,315	0.8	—	—	62,315	0.5
Total Securities Principal Balance	2,121,039	70.3	1,119,196	17.1	4,325,322	66.2	5,022,438	42.2
Loans:
Residential ARM Loans	—	—	956,970	14.6	125,552	1.9	1,393,471	11.7
Residential Hybrid ARM Loans	—	—	3,717,560	56.9	—	—	3,717,560	31.2
Corporate Loans	877,356	29.1	509,673	7.8	2,063,858	31.6	1,426,374	12.0
Commercial Real Estate Loans	17,000	0.6	235,450	3.6	17,000	0.3	342,200	2.9
Total Loans Principal Balance	894,356	29.7	5,419,653	82.9	2,206,410	33.8	6,879,605	57.8
Grand Total Principal Balance	$3,015,395	100.0%	$6,538,849	100.0%	$6,531,732	100.0%	$11,902,043	100.0%

The table above excludes purchases of $8.5 million (purchase cost) of marketable equity securities and $26.0 million (purchase cost) of non-marketable equity securities during the three months ended September 30, 2006, and $35.7 million (purchase cost) of marketable equity securities and $117.6 million (purchase cost) of non-marketable equity securities during the nine months ended September 30, 2006.  The table also excludes $24.7 million (purchase cost) and $0 million (purchase cost) of marketable equity securities and non-marketable equity securities, respectively, during the nine months ended September 30, 2005.  There were no purchases of marketable equity securities or non-marketable equity securities in the three months ended September 30, 2005.

Stockholders’ Equity

Our stockholders’ equity at each of September 30, 2006 and December 31, 2005 totaled $1.7 billion. Included in our stockholders’ equity as of September 30, 2006 and December 31, 2005 is accumulated other comprehensive income totaling $52.2 million and $18.3 million, respectively.

Our average stockholders’ equity and return on average stockholders’ equity for the three and nine months ended September 30, 2006 were $1.7 billion and 7.5%, and $1.7 billion and 7.7%, respectively.  Our average stockholders’ equity and return on average stockholders’ equity for the three and nine months ended September 30, 2005 were $1.6 billion and 4.5%, and $1.0 billion and 4.2%, respectively.  Return on average stockholders’ equity is defined as net income divided by weighted average stockholders’ equity.

Our book value per common share as of September 30, 2006 and December 31, 2005 was $21.16 and $20.59, respectively, and were computed based on 80,464,713 and 80,374,061 shares issued and outstanding as September 30, 2006 and December 31, 2005, respectively.

On November 2, 2006, our Board of Directors declared a cash distribution of $0.52 per share for the three months ended September 30, 2006 to stockholders of record as of the close of business on November 16, 2006. The distribution is payable on November 30, 2006. The aggregate amount of the distribution, $41.8 million, exceeds net income for the quarter by $9.2 million.

Liquidity and Capital Resources

We manage our liquidity with the intention of providing the continuing ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. We believe that our liquidity level is in excess of that necessary to sufficiently enable us to meet our anticipated liquidity requirements including, but not limited to, funding our purchases of investments, required cash payments and additional collateral under our borrowings and our derivative transactions, required periodic cash payments related to our derivative transactions, payment of fees and expenses related to our Management Agreement, payment of general corporate expenses and general corporate capital expenditures and distributions to our stockholders. As of September 30, 2006, pursuant to the Management Agreement, we owed our Manager $6.2 million for the payment of management fees and reimbursable expenses pursuant to the Management Agreement.

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

Sources of Funds

Securitization Transactions

On March 30, 2006, we closed our second $5.0 billion asset-backed secured liquidity note facility. This facility provides us with an alternative source of funding our residential mortgage-backed securities by issuing asset-backed secured liquidity notes that are rated A-1+, P-1, and F1+, by Standard & Poor’s, Moody’s and Fitch Inc, respectively. Issuances of asset-backed secured liquidity notes are recorded as borrowings on our Consolidated Balance Sheet. At September 30, 2006, $3.5 billion was outstanding under this facility and a total of $8.2 billion outstanding under both our asset-backed secured liquidity note facilities.

In preparation for future securitization transactions, during the year ended December 31, 2005 we formed KKR Financial CDO 2005-1, Ltd. (“CDO 2005-1”), and KKR Financial CLO 2006-2, Ltd. (“CLO 2006-2”). CLO 2006-2 will be used to provide secured financing principally for the purchase of corporate and commercial real estate loans and securities. CLO 2006-2 has executed a $450.0 million warehouse facility, in the form of a repurchase agreement. This facility was amended to increase the total commitment amount to $630.0 million in September 2006.  At September 30, 2006, there was $469.2 million outstanding under this facility. The borrowings bear interest at a rate of 30-day LIBOR plus 0.65%. During October 2006, we determined that we would no longer pursue a securitization of commercial real estate investments from CDO 2005-1 and therefore converted the existing $300.0 million warehouse facility into a credit facility that terminates on March 31, 2008. At September 30, 2006 there was $137.9 million outstanding under this facility that bears interest at a rate of 30-day LIBOR plus 1.10%.

Repurchase Agreements

As of September 30, 2006, we had $4.4 billion outstanding on repurchase facilities with six counterparties with a weighted average effective rate of 5.41% and a weighted average remaining term to maturity of 21 days. Because we borrow under repurchase agreements based on the estimated fair value of our pledged investments, and because changes in interest rates can negatively impact the valuation of our pledged investments, our ongoing ability to borrow under our repurchase facilities may be limited and our lenders may initiate margin calls in the event interest rates change or the value of our pledged securities decline as a result of adverse changes in interest rates or credit spreads.

Secured Credit Facility

During June 2006 our $275.0 million secured revolving credit facility matured and was replaced with a $375.0 million three year senior secured revolving credit facility. During September 2006, the facility was amended to increase the total commitment amount to $800.0 million with the option to further increase the commitment amount to $900.0 million at any time so long as no default or event of default on the facility has occurred and subject to addition of new lenders, increases in the commitments of existing lenders, or a combination thereof. The new senior secured revolving credit facility matures in June 2009 and consists of two tranches. Outstanding borrowings under the senior secured revolving credit facility bear interest at either (i) an alternate base rate per annum equal to the greater of (a) the prime rate in effect on such day, and (b) the federal funds in effect on such day plus 0.50%, or (ii) an interest rate per annum equal to the LIBOR rate for the applicable interest period plus 0.50% for borrowings under tranche A of the facility and 0.75% for borrowings under tranche B of the facility. As of September 30, 2006, we had $292.2 million in borrowings outstanding under tranche B of this facility.

Junior Subordinated Notes

During March 2006, we formed Trust I for the sole purpose of issuing trust preferred securities. On March 28, 2006, Trust I issued preferred securities to unaffiliated investors for gross proceeds of $50.0 million and common securities to us for $1.6 million. The combined proceeds were invested by Trust I in $51.6 million of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Trust I and mature on April 30, 2036, but are callable on or after April 30, 2011. Interest is payable quarterly at a fixed rate of 7.64% (ten-year LIBOR plus 2.45%) through March 2016 and thereafter at a floating rate equal to three-month LIBOR plus 2.65%.

During June 2006, we formed Trust II for the sole purpose of issuing trust preferred securities. On June 2, 2006, Trust II issued preferred securities to unaffiliated investors for gross proceeds of $50.0 million and common securities to the Company for $1.6 million. The combined proceeds were invested by Trust II in $51.6 million of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Trust II and mature on July 30, 2036, but are callable on or after July 30, 2011. Interest is payable quarterly at a fixed rate of 8.09% (ten-year LIBOR plus 2.45%) through July 2016 and thereafter at a floating rate equal to three-month LIBOR plus 2.65%.

During August 2006, we formed Trust III for the sole purpose of issuing trust preferred securities. On August 10, 2006, Trust III issued preferred securities to unaffiliated investors for gross proceeds of $85.0 million and common securities to the Company for $2.6 million. The combined proceeds were invested by Trust III in $87.6 million of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Trust III and mature on October 30, 2036, but are callable on or after October 30, 2011. Interest is payable quarterly at a floating rate equal to three-month LIBOR plus 2.35%.

During September 2006, we formed Trust IV for the sole purpose of issuing trust preferred securities. On September 15, 2006, Trust IV issued preferred securities to unaffiliated investors for gross proceeds of $15.0 million and common securities to the Company for $0.5 million. The combined proceeds were invested by Trust IV in $15.5 million of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Trust IV and mature on October 30, 2036, but are callable on or after October 30, 2011. Interest is payable quarterly at a floating rate equal to three-month LIBOR plus 2.35%.

During September 2006, we formed Trust V for the sole purpose of issuing trust preferred securities. On September 29, 2006, Trust V issued preferred securities to unaffiliated investors for gross proceeds of $50.0 million and common securities to the Company for $1.6 million. The combined proceeds were invested by Trust V in $51.6 million of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Trust V and mature on October 30, 2036, but are callable on or after October 30, 2011. Interest is payable quarterly at a fixed rate of 7.395% through October 2016 and thereafter at a floating rate equal to three-month LIBOR plus 2.25%.

Off-Balance Sheet Commitments

As of September 30, 2006, we had committed to purchase corporate loans with aggregate commitments totaling $373.9 million. In a typical corporate loan or commercial real estate loan syndication, there is a delay between the time we are informed of our allocable portion of such loan and the actual funding of such loan.

As of September 30, 2006, we had purchased or participated in corporate loan delayed draw transactions with aggregate commitments totaling $0.5 million. In a delayed draw transaction, we have made available to the borrower a stated amount to be drawn as needed within a specified future period of time.

REIT Matters

As of September 30, 2006, we believe that we qualified as a REIT under the provisions of the Code. The Code requires that at the end of each calendar quarter at least 75% of our total assets must be “real estate assets” as defined in the Code. The Code also requires that each year at least 75% of our gross income come from real estate sources and 95% of our gross income come from real estate sources and certain other passive sources itemized in the Code, such as dividends and interest. As of September 30, 2006, we believe that we were in compliance with such requirements. As of September 30, 2006, we also believe that we met all of the REIT requirements regarding the ownership of our common stock and the distributions of our taxable income.

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

Total taxable income and REIT taxable income are non-GAAP financial measurements, and do not purport to be an alternative to reported net income determined in accordance with GAAP as a measure of operating performance or to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Total taxable income is the aggregate amount of taxable income generated by us and by our domestic and foreign taxable REIT subsidiaries. REIT taxable income excludes the undistributed taxable income of our domestic taxable REIT subsidiary, which is not included in REIT taxable income until distributed to us. There is no requirement that our domestic taxable REIT subsidiary distribute its earnings to us. REIT taxable income, however, includes the taxable income of our foreign taxable REIT subsidiaries because we will generally be required to recognize and report their taxable income on a current basis. These non-GAAP financial measurements are important because we are structured as a REIT and the Code requires that we pay substantially all of our taxable income in the form of distributions to our stockholders. The non-GAAP financial measurements of total taxable income and REIT taxable income are critical in the determination of the amount of the minimum distributions that we must pay to our stockholders so as to comply with the rules set forth in the Code. Because not all companies use identical calculations, this presentation of total taxable income and REIT taxable income may not be comparable to other similarly titled measures prepared and reported by other companies. The table below reconciles the differences between reported net income and total taxable income and REIT taxable income for the three and nine months ended September 30, 2006 and 2005:

Reconciliation of Reported GAAP Net Income to Total Taxable Income
and REIT Taxable Income
(Amounts in thousands, except per share amounts)

	Estimated for the three months ended September 30, 2006		Three months ended September 30, 2005		Estimated for the nine months ended September 30, 2006		Nine months ended September 30, 2005
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Reported net income	$32,616	$0.41	$18,454	$0.24	$97,935	$1.25	$33,072	$0.62
Interest income and expense	(2,830)	(0.04)	48	—	2,462	0.03	145	—
Share-based compensation	10,150	0.13	7,428	0.09	22,077	0.28	19,509	0.36
Vesting of restricted common stock	(14,211)	(0.18)	—	—	(14,211)	(0.18)	—	—
Foreign currency translation (gains) and losses	(124)	—	(203)	—	(1,324)	(0.02)	2,332	0.05
Tax gains on sales of investments to affiliates	2,729	0.03	19	—	4,287	0.05	3,758	0.07
Realized and unrealized derivative gains and losses	(1,424)	(0.02)	(285)	(0.01)	(1,963)	(0.02)	(459)	(0.01)
Book/tax year end difference adjustment for CLOs/CDOs	—	—	—	—	8,168	0.10	—	—
Provision for loan losses	—	—	1,300	0.02	—	—	1,300	0.02
Lease abandonment expense	(19)	—	795	0.01	89	—	795	0.01
Other	183	0.01	144	—	506	0.01	274	0.01
Income tax expense	453	0.01	775	0.01	885	0.01	1,881	0.04
Total taxable income	27,523	0.35	28,475	0.36	118,911	1.51	62,607	1.17
Undistributed taxable (income) of domestic taxable REIT subsidiary	(448)	(0.01)	(1,709)	(0.02)	(2,456)	(0.03)	(3,781)	(0.07)
REIT taxable income	$27,075	$0.34	$26,766	$0.34	$116,455	$1.48	$58,826	$1.10
Number of common shares outstanding:
Weighted-average diluted common shares outstanding during the period	79,578		78,492		78,559		53,519

Our Board of Directors has adopted a policy to distribute to our stockholders amounts required to maintain our status as a REIT and to avoid federal excise taxes, in each case as discussed above. This distribution policy takes into account a number of factors, including, but not limited to, our actual results of operations, our financial condition and our total taxable income and REIT taxable income. The actual amount and timing of distributions, if any, will be at the discretion of our Board of Directors and may not be in even amounts throughout our fiscal year. Pursuant to this policy, on November 2, 2006, our Board of Directors declared a cash distribution for the three months ended September 30, 2006 of $0.52 per common share to our stockholders of record as of the close of business on November 16, 2006. This distribution is payable on November 30, 2006. The aggregate amount of the distribution is $41.8 million. Neither the payment of this distribution nor the existence of our distribution policy guarantees that we will make future distributions to our stockholders of any particular level, or at all. In addition, the amount of this distribution does not constitute any kind of projection as to the amount of future distributions, if any.

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

The following table summarizes the estimated net fair value of our derivative instruments held at September 30, 2006 and December 31, 2005 (amounts in thousands):

Derivative Fair Value

	As of September 30, 2006	As of December 31, 2005
Cash Flow Hedges:
Interest rate corridors	$14,548	$14,762
Interest rate swaps	48,179	40,796
Fair Value Hedges:
Interest rate swaps	(581)	—
Free-Standing Derivatives:
Interest rate swaptions	113	879
Interest rate swaps	—	198
Credit default swaps	(185)	71
Total rate of return swaps	2,185	727
Net fair value	$64,259	$57,433

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

Item 4.         Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no other changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A.      Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Date: November 8, 2006