Form 10-K
period 2006-12-31
KKR Financial Corp
filed 2007-02-23
CIK 1301508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-32542

KKR FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Maryland	20-1426618
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
555 California Street, 50th Floor
San Francisco, CA	94104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 315-3620

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.01 par value)	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes   ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2006 was $1,507,257,396, based on the closing price of the common stock on such date as reported on the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding as of February 20, 2007 was 80,464,713.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2007 Annual Stockholders’ Meeting to be held May 3, 2007 and to be filed within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

Except where otherwise expressly stated or the context suggests otherwise, the terms “we,” “us” and “our” refer to KKR Financial Corp. and its subsidiaries; the “Manager” refers to KKR Financial Advisors LLC; and “KKR” refers to Kohlberg Kravis Roberts & Co. L.P. and its affiliated companies.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain information contained in this Annual Report on Form 10-K constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our current expectations, estimates and projections. Pursuant to those sections, we may obtain a “safe harbor” for forward-looking statements by identifying and accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “strive,” “plan,” “estimate,” and “project,” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors including, but not limited to, changes in interest rates and market values, changes in prepayment rates, general economic conditions, and other factors not presently identified. Other factors that may impact our actual results are discussed under “Risk Factors” in Item 1A of this Annual Report on Form 10-K. We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

WEBSITE ACCESS TO COMPANY’S REPORTS

Our Internet website address is www.kkrkfn.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. Our Corporate Governance Guidelines, board of directors’ committee charters (including the charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee) and Code of Business Conduct and Ethics are available on our website. Information on our website does not constitute a part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

KKR FINANCIAL CORP.
2006 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I

Item 1.                        BUSINESS

Our Company

We are a specialty finance company that invests in multiple asset classes and uses leverage with the objective of generating competitive risk-adjusted returns. We seek to achieve our investment objective by allocating capital primarily to the following asset classes: (i) residential mortgage loans and mortgage-backed securities; (ii) corporate loans and debt securities; (iii) commercial real estate loans and debt securities; (iv) asset-backed securities; and (v) marketable and non-marketable equity securities. We also make opportunistic investments in other asset classes from time to time.

Our objective is to provide competitive returns to our investors through a combination of distributions and capital appreciation. As part of our multi-asset class strategy, we seek to invest opportunistically in those asset classes that can generate competitive leveraged risk-adjusted returns, subject to maintaining our status as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, and our exemption from regulation under the Investment Company Act of 1940, as amended, or the Investment Company Act. Our income is generated primarily from the difference between the interest and dividend income earned on our investments and the cost of our borrowings, plus (i) realized and unrealized gains and losses on our derivatives that are not accounted for as hedges, (ii) realized gains and losses from the sales of investments, and (iii) fee income.

We are externally managed and advised by KKR Financial Advisors LLC, our Manager, pursuant to a management agreement. Our Manager is an affiliate of KKR, a leading sponsor of private equity funds and other investment vehicles. Certain individuals associated with KKR serve on our board of directors and our Manager’s investment committee.

We are a Maryland corporation that is taxed as a REIT for federal income tax purposes. We were organized in July 2004 and completed our initial private placement of shares of our common stock in August 2004.

On June 29, 2005, we completed our initial public offering, or IPO. Our common stock is listed on the NYSE under the symbol “KFN” and began trading on June 24, 2005.

Our board of directors has approved a restructuring transaction, or the “Conversion Transaction”, whereby we would become a subsidiary of a recently formed Delaware limited liability company that would be publicly traded. The Delaware limited liability company, named KKR Financial Holdings LLC, will not be taxed as a REIT, but is intended to be a pass-through entity for U.S. federal income tax purposes. The Conversion Transaction would result in each share of currently issued and outstanding KKR Financial Corp. stock being converted into an equal number of limited liability company shares in KKR Financial Holdings LLC. The Conversion Transaction is subject to shareholder approval and, if approved, we expect that it will be completed by June 30, 2007.

Our Manager

We are externally managed and advised by KKR Financial Advisors LLC, an affiliate of KKR, pursuant to a management agreement. Our Manager was formed in July 2004. All of our executive officers are employees or members of our Manager or one or more of its affiliates. The executive offices of our Manager are located at 555 California Street, 50th Floor, San Francisco, California 94104 and the telephone number of our Manager’s executive offices is (415) 315-3620.

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

Our Strategy

We seek to achieve our investment objective by allocating capital primarily to the following asset classes: (i) residential mortgage loans and mortgage-backed securities; (ii) corporate loans and debt securities; (iii) commercial real estate loans and debt securities; (iv) asset-backed securities; and (v) marketable and non-marketable equity securities. We also make opportunistic investments in other asset classes from time to time. Our objective is to provide competitive returns to our investors through a combination of distributions and capital appreciation. As part of our multi-asset class strategy, we seek to invest opportunistically in those asset classes that can generate competitive leveraged risk-adjusted returns, subject to maintaining our status as a REIT and our exemption from regulation under the Investment Company Act.

Our Manager utilizes its access to the resources and professionals of KKR, along with the same philosophy of value creation that KKR employs in managing private equity funds, in order to create a portfolio that is constructed to provide competitive returns to investors. We make asset class allocation decisions based on various factors including: relative value, leveraged risk-adjusted returns, current and projected credit fundamentals, current and projected supply and demand, credit and market risk concentration considerations, current and projected macroeconomic considerations, liquidity, all-in cost of financing and financing availability, and maintaining our REIT status and exemption from the Investment Company Act.

From time to time, we make certain investments, including debt, equity and derivative investments, utilizing KKR TRS Holdings, Inc., or TRS Inc., our domestic taxable REIT subsidiary. We will opportunistically pursue this strategy whenever we are constrained by the rules related to maintaining our REIT status and exemption from the Investment Company Act and, in the case of non-real estate or derivative investments, whenever the projected returns on these investments, net of income taxes, are comparable to the projected leveraged risk-adjusted returns on investments that are made in the REIT. We are not required to distribute the earnings of our domestic taxable REIT subsidiary; accordingly, we may retain in our domestic taxable REIT subsidiary some or all of its net income.

Our Financing Strategy

We use leverage in order to increase potential returns to our investors. As of December 31, 2006, our leverage was 9.1 times the amount of our stockholders’ equity. Our investment guidelines (“Investment Guidelines”) require no minimum or maximum leverage and our Manager and its investment committee will have the discretion, without the need for further approval by our board of directors, to increase the amount of our leverage. Our use of leverage may, however, also have the effect of increasing losses when economic conditions are unfavorable.

We maintain access to various sources of capital to mitigate the risk that we are unable to source additional capital when it is necessary or desirable. We also maintain access to various forms of financing, including collateralized loan obligations, warehouse facilities, repurchase agreements, asset-backed secured liquidity notes, total rate of return swaps, junior subordinated notes in the form of trust preferred securities, a senior secured credit facility, and demand note. The majority of our residential mortgage loans and residential mortgage-backed security investments are financed using repurchase agreements and asset-backed secured liquidity notes. Our repurchase agreement counterparties include large commercial and investment banks.

The manner in which we finance our non-residential mortgage investments is dependent upon the nature and form of the investment and its corresponding credit rating. Our investments in non-residential mortgage related investments are financed using collateralized loan obligations, warehouse agreements, repurchase agreements, total rate of return swaps, junior subordinated notes in the form of trust preferred securities, our senior secured credit facility, and demand note.

Our Hedging and Interest Rate Risk Management Strategy

Our repurchase agreements are floating rate and generally have maturities of 30 days. As a result, interest rates are generally reset every 30 days. Our floating rate residential mortgage investments generally have interest rates that are reset every 30 days. Our hybrid residential mortgage investments initially have fixed interest rates and after the initial fixed rate period has expired are converted to floating rate with interest rates that generally reset annually.

We use interest rate derivatives to hedge a portion of our interest rate risk associated with our borrowings. Our use of interest rate derivatives must comply with the provisions of the Code applicable to REITs; accordingly, as a REIT, the applicable provisions of the Code may materially restrict our ability to enter into certain hedging transactions that may mitigate our interest rate risk or market risk.

We engage in a variety of interest rate management strategies that seek to mitigate changes in interest rates or potentially other influences on the market values of our assets. Our interest rate management strategies may include:

•      interest rate swaps;

•      interest rate swaptions;

•      cancellable interest rate swaps;

•      interest rate caps;

•      interest rate corridors;

•      eurodollar futures contracts and options; and

•      other interest rate and non-interest rate derivatives.

Our strategies may also be used in an attempt to protect us against unfavorable changes in the market value of our assets and liabilities.

We enter into interest rate swap agreements to offset the potential adverse effects of rising interest rates under certain short-term borrowings. The interest rate swap agreements have historically been structured such that we receive payments based on a variable interest rate and make payments based on a fixed interest rate. The variable interest rate on which payments are received is calculated based on various reset mechanisms for the London Interbank Offered Rate (“LIBOR”). The repurchase agreements generally have maturities of 30 days and carry interest rates that correspond to LIBOR rates for those same periods. The interest rate swap agreements are intended to fix our borrowing cost and are not held for speculative or trading purposes.

Interest rate management strategies do not eliminate interest rate risk and market risk but seek to mitigate interest rate risk and market risk. For example, if both long-term and short-term interest rates were to increase significantly, it could be expected that:

•      the weighted-average life of the fixed rate mortgage investments would be extended because prepayments of the underlying mortgage loans would decrease; and

•      the market value of fixed rate mortgage investments would decrease.

In order for our interest rate derivatives to qualify as fair value or cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, we must fulfill many complex requirements including, but not limited to, hedge correlation requirements.

As stated above, our income is generated primarily from the net interest spread on our investment portfolio. Set forth below are factors that may adversely impact our net interest spread.

Match Funding.   We expect to use long-term financing on a match funded basis to minimize interest rate risk in our investment portfolio. Match funding is the financing of our investments on a basis where the duration of the investments approximates the duration of the borrowings used to finance the investments. For any period during which our investment portfolio and related borrowings are not match funded, we may be exposed to the risk that our investment portfolio will reprice more slowly than the borrowings that we use to finance a significant portion of our investment portfolio. Increases in interest rates under these circumstances, particularly short-term interest rates on our short-term borrowings, may significantly adversely affect the net interest income that we earn on our investment portfolio.

Prepayments.   Prepayment rates experienced on loans and securities in our investment portfolio may be influenced by changes in the overall level of interest rates, changes in the shape of the yield curve, and a variety of economic, geographic and other factors beyond our control, and consequently, we can not accurately predict prepayment rates. The yield on our investment portfolio may be affected by the difference between the actual prepayment rates that we realize on our investment portfolio and the prepayment rates that we project on our investment portfolio.

Hedging.   We use interest rate derivatives to hedge a portion of the interest rate risk associated with our borrowings and certain fixed rate investments. There are limitations in our ability to hedge all of the negative consequences associated with changes in interest rates and prepayment rates. Furthermore, we are subject to the costs associated with hedging our interest rate risk and market risk.

Credit Losses.   We believe that we will experience credit losses on our investment portfolio and such credit losses will have an adverse affect on our investment portfolio performance.

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

Investment Company Act Exemption

We operate our business so as to be exempt from regulation under the Investment Company Act. We monitor our portfolio of investments to confirm that we and each of our subsidiaries continue to qualify for the applicable exemptions from the definition of an investment company under the Investment Company Act. We monitor our portfolio to ensure that at least 55% of our assets constitute “qualifying real estate assets,” and an additional 25% of our assets constitute “real estate-related assets” or additional qualifying real estate assets, thereby allowing us to qualify for the exemption from the definition of an investment company as provided for in Section 3(c)(5)(C) of the Investment Company Act. We measure and satisfy the tests with respect to our assets on an unconsolidated basis.

We generally expect that a material amount of our investments in residential mortgage loans, residential mortgage-backed securities and commercial real estate debt will be considered qualifying real estate assets under the Section 3(c)(5)(C) exemption from the Investment Company Act. We also generally expect that any residential mortgage loans, residential mortgage-backed securities and commercial real estate debt that we invest in that do not constitute qualifying real estate assets will constitute real estate-related assets. The treatment of our other real estate investments will be based on the characteristics of the underlying collateral and our rights with respect to the collateral, including whether we have foreclosure rights with respect to the underlying real estate collateral. Our investments in corporate leveraged loans, corporate mezzanine loans, high yield corporate securities, asset-backed securities, and marketable and non-marketable equity securities will not constitute qualifying real estate assets or real estate-related assets.

Maintaining our exemption from regulation under the Investment Company Act limits our ability to make certain favorable investments and we must make investments in qualifying real estate assets or real estate-related assets to ensure that we maintain our exemption under the Investment Company Act.

Management Agreement

We are party to a management agreement with our Manager, pursuant to which our Manager will provide for the day-to-day management of our operations.

The management agreement requires our Manager to manage our business affairs in conformity with the Investment Guidelines that are approved by a majority of our independent directors. Our Manager is under the direction of our board of directors. Our Manager is responsible for (i) the selection, purchase and sale of our portfolio investments, (ii) our financing and risk management activities, and (iii) providing us with investment advisory services.

The management agreement expires on December 31, 2007 and is automatically renewed for a one-year term each anniversary date thereafter. Our independent directors review our Manager’s performance annually and the management agreement may be terminated annually (upon 180 day prior written notice) upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of the outstanding shares of our common stock, based upon (i) unsatisfactory performance by the Manager that is materially detrimental to us or (ii) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent such a termination pursuant to clause (ii) by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors and our Manager. We must provide a 180 day prior written notice of any such termination and our Manager will be paid a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive fee for the two 12-month periods preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination, which may make it more difficult for us to terminate the management agreement.

We may also terminate the management agreement without payment of the termination fee with a 30 day prior written notice for cause, which is defined as (i) our Manager’s continued material breach of any provision of the management agreement following a period of 30 days after written notice thereof, (ii) our Manager’s fraud, misappropriation of funds, or embezzlement against us, (iii) our Manager’s gross negligence in the performance of its duties under the management agreement, (iv) the commencement of any proceeding relating to our Manager’s bankruptcy or insolvency, (v) the dissolution of our Manager or (vi) a change of control of our Manager. Cause does not include unsatisfactory performance, even if that performance is materially detrimental to our business. Our Manager may terminate the management agreement, without payment of the termination fee, in the event we become regulated as an investment company under the Investment Company Act. Furthermore, our Manager may decline to renew the management agreement by providing us with a 180 day prior written notice. Our Manager may also terminate the management agreement upon 60 days prior written notice if we default in the performance of any material term of the management agreement and the default continues for a period of 30 days after written notice to us, whereupon we would be required to pay our Manager the termination fee described above.

We do not employ personnel and therefore rely on the resources and personnel of our Manager to conduct our operations. For performing these services under the management agreement, our Manager receives a base management fee and incentive compensation based on our performance. Our Manager also receives reimbursements for certain expenses, which are made on the first business day of each calendar month.

Base Management Fee.   We pay our Manager a base management fee monthly in arrears in an amount equal to 1/12 of our equity multiplied by 1.75%. We believe that the base management fee that our Manager is entitled to receive is generally comparable to the base management fee received by the managers of comparable externally managed specialty finance companies. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are officers of us, receive no cash compensation directly from us.

For purposes of calculating the base management fee, our equity means, for any month, the sum of the net proceeds from any issuance of our common stock, after deducting any underwriting discount and commissions and other expenses and costs relating to the issuance, plus our retained earnings at the end of such month (without taking into account any non-cash equity compensation expense incurred in current or prior periods), which amount shall be reduced by any amount that we pay for the repurchases of our common stock. The foregoing calculation of the base management fee is adjusted to exclude special one-time events pursuant to changes in accounting principles generally accepted in the United States, or GAAP, as well as non-cash charges, after discussion between our Manager and our independent directors and approval by a majority of our independent directors in the case of non-cash charges.

Our Manager is required to calculate the base management fee within fifteen business days after the end of each month and deliver that calculation to us promptly. We are obligated to pay the base management fee within twenty business days after the end of each month. We may elect to have our Manager allocate the base management fee among us and our subsidiaries, in which case the fee would be paid directly by each entity that received an allocation.

Reimbursement of Expenses.   Because our Manager’s employees perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, our Manager is paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are no greater than those which would be paid to outside professionals or consultants on an arm’s-length basis.

We also pay all operating expenses, except those specifically required to be borne by our Manager under the management agreement. The expenses required to be paid by us include, but are not limited to, rent, issuance and transaction costs incident to the acquisition, disposition and financing of our investments, legal, tax, accounting, consulting and auditing fees and expenses, the compensation and expenses of our directors, the cost of directors’ and officers’ liability insurance, the costs associated with the establishment and maintenance of any credit facilities and other indebtedness of ours (including commitment fees, accounting fees, legal fees and closing costs), expenses associated with other securities offerings of ours, expenses relating to making distributions to our stockholders, the costs of printing and mailing proxies and reports to our stockholders, costs associated with any computer software or hardware, electronic equipment, or purchased information technology services from third party vendors, costs incurred by employees of our Manager for travel on our behalf, the costs and expenses incurred with respect to market information systems and publications, research publications and materials, and settlement, clearing, and custodial fees and expenses, expenses of our transfer agent, the costs of maintaining compliance with all federal, state and local rules and regulations or any other regulatory agency, all taxes and license fees and all insurance costs incurred by us or on our behalf. In addition, we will be required to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations. Except as noted above, our Manager is responsible for all costs incident to the performance of its duties under the management agreement, including compensation of our Manager’s employees and other related expenses, except that we may elect to have our Manager allocate expenses among us and our subsidiaries, in which case expenses would be paid directly by each entity that received an allocation.

Incentive Compensation.   In addition to the base management fee, our Manager receives quarterly incentive compensation in an amount equal to the product of: (i) 25% of the dollar amount by which: (a) our Net Income, before incentive compensation, per weighted-average share of our common stock for such quarter, exceeds (b) an amount equal to (A) the weighted-average of the price per share of our common stock in our August 2004 private placement and the prices per share of our common stock in our initial public offering and any subsequent offerings by us multiplied by (B) the greater of (1) 2.00% and (2) 0.50% plus one-fourth of the Ten Year Treasury Rate for such quarter, multiplied by (ii) the weighted average number of shares of our common stock outstanding in such quarter. The foregoing calculation of incentive compensation will be adjusted to exclude special one-time events pursuant to changes in GAAP, as well as non-cash charges, after discussion between our Manager and our independent directors and approval by a majority of our independent directors in the case of non-cash charges. The incentive compensation calculation and payment shall be made quarterly in arrears. For purposes of the foregoing: ‘‘Net Income’’ shall be determined by calculating the net income available to stockholders before non-cash equity compensation expense, in accordance with GAAP; and ‘‘Ten Year Treasury Rate’’ means the average of weekly average yield to maturity for U.S. Treasury securities (adjusted to a constant maturity of ten years) as published weekly by the Federal Reserve Board in publication H.15 or any successor publication during a fiscal quarter.

Our ability to achieve returns in excess of the thresholds noted above in order for our Manager to earn the incentive compensation described in the preceding paragraph is dependent upon the level and volatility of interest rates, our ability to react to changes in interest rates and to utilize successfully the operating strategies described herein, and other factors, many of which are not within our control.

Our Manager is required to compute the quarterly incentive compensation within 30 days after the end of each fiscal quarter, and we are required to pay the quarterly incentive compensation with respect to each fiscal quarter within five business days following the delivery to us of our Manager’s written statement setting forth the computation of the incentive fee for such quarter. We may elect to have our Manager allocate the incentive management fee among us and our subsidiaries, in which case the fee would be paid directly by each entity that received an allocation.

The Collateral Management Agreements

An affiliate of our Manager has entered into separate management agreements with KKR Financial CLO 2005-1, Ltd., or CLO 2005-1, KKR Financial CLO 2005-2, Ltd., or CLO 2005-2, and KKR Financial CLO 2006-1, Ltd., or CLO 2006-1, and is entitled to receive fees for the services performed as the collateral manager under the management agreements. As of December 31, 2006, the collateral manager has permanently waived approximately $2.6 million of management fees payable to it from CLO 2005-1 which covered the period commencing in March 2005 and ending in December 2006, has permanently waived approximately $1.7 million of management fees payable to it from CLO 2005-2 which covered the period commencing November 2005 and ending in December 2006 and has permanently waived approximately $1.4 million of management fees payable to it from CLO 2006-1 which covered the period commencing September 2006 and ending in December 2006. The current waivers for CLO 2005-1, CLO 2005-2, and CLO 2006-1 expire in April 2007, May 2007, and May 2007, respectively. There are no assurances that the collateral manager will waive such management fees subsequent to those dates.

Competition

Our net income depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. A number of entities compete with us to make the types of investments that we plan to make. We compete with other REITs, financial companies, public and private funds, commercial and investment banks and commercial finance companies. For additional information concerning the competitive risks we face, see Item 1A “Risk Factors—Risks Related to Our Operation and Business Strategy—We operate in a highly competitive market for investment opportunities.”

Staffing

We do not have any employees. We are managed by KKR Financial Advisors LLC, our Manager, pursuant to the management agreement between our Manager and us. Our Manager is 100% owned by KKR Financial LLC and all of our executive officers are members, employees, or officers of KKR Financial LLC. As of February 20, 2007, KKR Financial LLC had 53 full-time employees and two founding members.

Tax Status

We are taxed as a REIT for federal income tax purposes. To qualify as a REIT, we must meet various requirements under the Code, including, among others, requirements relating to the nature of our assets, the sources of our income, the timing and amount of distributions that we make and the composition of our stockholders. As a REIT, we generally are not subject to federal income tax on income that we distribute to our stockholders on a current basis. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax at regular corporate rates, and we may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we lost our qualification. Further, even to the extent that we qualify as a REIT, we will be subject to tax at regular corporate rates on net income or capital gains not distributed to our stockholders, and we may be subject to other taxes, including payroll taxes, and state and local income, franchise, property, sales and other taxes. Moreover, our domestic taxable REIT subsidiary, TRS Inc., is subject to federal income tax at regular corporate rates and may be subject to other taxes, including payroll taxes, and state and local income, franchise, property, sales and other taxes. Any dividends received from us, with limited exceptions, will not be eligible for taxation at the preferred capital gain rates that currently apply to dividends received by individuals, trusts and estates from taxable corporations.

Restrictions on Ownership of Our Capital Stock

Due to limitations on the concentration of ownership of a REIT imposed by the Code, our charter, among other limitations, generally prohibits any stockholder from beneficially or constructively owning more than 9.8% in value or in number of shares, whichever is more restrictive, of any class or series of the outstanding shares of our capital stock. Our board of directors has discretion to grant exemptions from the ownership limit, subject to terms and conditions as it deems appropriate.

Distribution Policy

We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) so that we can qualify as a REIT under the Code. Up to 20% of the value of a REIT’s assets may consist of investments in the securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary, such as TRS Inc., may retain its taxable income, and its earnings are subject to the 90% distribution requirement only to the extent the domestic taxable REIT subsidiary actually distributes its earnings to the REIT. However, a foreign taxable REIT subsidiary, such as KKR TRS Holdings, Ltd., or TRS Ltd., CLO 2005-1, CLO 2005-2, CLO 2006-1, KKR Financial CLO 2006-2, Ltd., or CLO 2006-2, and KKR Financial CDO 2005-1, Ltd., or CDO 2005-1, generally is deemed to distribute its earnings to the REIT on an annual basis for federal income tax purposes, and its earnings are subject to the 90% distribution requirement, regardless of whether it actually distributes its earnings. We may, under certain circumstances, make a distribution of capital or of assets. Distributions will be made at the discretion of our board of directors and may not be in even amounts throughout our fiscal year.

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

Risks Related to Our Management and Our Relationship with Our Manager

We are highly dependent on our Manager and may not find a suitable replacement if our Manager terminates the management agreement.

We have no employees. Our Manager, and its officers and employees, allocate a portion of their time to businesses and activities that are not related to, or affiliated with, us and, accordingly, do not spend all of their time managing our activities and our investment portfolio. We expect that the portion of our Manager’s time that is allocated to other businesses and activities will increase in the future as the Manager and KKR expand their investment focus to include additional investment vehicles, including vehicles which compete more directly with us, which time allocations may be material. We have no separate facilities and are completely reliant on our Manager, which has significant discretion as to the implementation and execution of our business and investment strategies and our risk management practices. We are also subject to the risk that our Manager will terminate the management agreement and that no suitable replacement will be found. We believe that our success depends to a significant extent upon the experience of our Manager’s executive officers, whose continued service is not guaranteed.

The departure of any of the senior management of our Manager or the loss of our access to KKR’s investment professionals and principals may adversely affect our ability to achieve our investment objectives.

We depend on the diligence, skill and network of business contacts of the senior management of our Manager. We also depend on our Manager’s access to the investment professionals and principals of KKR and the information and deal flow generated by the KKR investment professionals and principals during the normal course of their investment and portfolio management activities. The senior management of our Manager evaluates, negotiates, structures, closes and monitors our investments. Our future success will depend on the continued service of the senior management team of our Manager. The departure of any of the senior management of our Manager, or of a significant number of the investment professionals or principals of KKR, could have a material adverse effect on our ability to achieve our investment objectives.

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

Our Manager has limited experience in managing a REIT or specialty finance company, and our investment focus differs from those of most other KKR funds.

Government regulations impose numerous constraints on the operations of REITs. Our Manager’s limited experience in managing a portfolio of assets under such constraints may hinder its ability to achieve our investment objectives. In addition, maintaining our REIT qualifications will limit the types of investments we are able to make. Finally, even though our Manager is affiliated with KKR, our investment focus differs from that of other entities that are or have been managed by KKR investment professionals. In particular, no entity managed by KKR has executed a business strategy that focuses primarily on investing in debt instruments. Our investors are not acquiring an interest in any of KKR’s private equity funds and the returns that are realized by our investors may be materially different than the returns realized by investors in KKR’s private equity funds.

Our board of directors has approved very broad Investment Guidelines for our Manager and does not approve individual investment decisions made by our Manager except in limited circumstances.

Our Manager is authorized to follow very broad investment guidelines. If the Conversion Transaction described below under “Risks Related to Proposed Conversion Transaction” is consummated, these Investment Guidelines will be revised to provide even greater latitude to our Manager with respect to certain matters relating to affiliated transactions. Our directors periodically review and approve our Investment Guidelines. Our board of directors does not approve any individual investments, other than approving a limited set of transactions with affiliates that require the pre-approval of the affiliated transactions committee of our board of directors. Furthermore, transactions entered into by our Manager may be difficult or impossible to unwind. Our Manager has great latitude within the broad parameters of the Investment Guidelines in determining the types of assets it may decide are proper investments for us.

The incentive fee provided for under the management agreement may induce our Manager to make certain investments, including speculative investments.

The management compensation structure to which we have agreed with our Manager may cause our Manager to invest in high risk investments or take other risks. In addition to its management fee, our Manager is entitled to receive incentive compensation based in part upon our achievement of specified levels of net income. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net income may lead our Manager to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, maintaining sufficient liquidity, and/or management of credit risk or market risk, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. In addition, the compensation committee of our board of directors may make grants of options and restricted stock to our Manager in the future and the factors considered by the compensation committee in making these grants may include performance-related factors which may also induce our Manager to make investments that are riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

There are various potential conflicts of interest in our relationship with our Manager and its affiliates, including KKR, which could result in decisions that are not in the best interests of holders of our shares.

We are subject to potential conflicts of interest arising out of our relationship with our Manager and its affiliates. As of December 31, 2006, our Manager and its affiliates collectively owned approximately 12.1% of our shares on a fully diluted basis and received their pro rata portion of the distributions we made to our stockholders and will receive their pro rata portion of future distributions, if any. Saturnino S. Fanlo, our chief executive officer, and David A. Netjes, our chief operating officer, also serve in those capacities for our Manager and as of December 31, 2006, beneficially owned approximately 5.0% and 4.9% of our shares on a fully diluted basis, respectively. In addition, as of December 31, 2006, our chairman, Paul M. Hazen, who serves as a member of our Manager’s investment committee, and one of our directors, Scott C. Nuttall, who serves as a member of our Manager’s investment committee and is an executive at KKR, beneficially owned approximately 4.7% and 4.4% of our shares on a fully diluted basis, respectively. Furthermore, our Manager is wholly-owned by KKR Financial LLC and KKR Financial LLC is owned by KKR and Messrs. Fanlo and Netjes. Our management agreement with our Manager was negotiated between related parties, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Pursuant to the management agreement, our Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager, its members, managers, officers and employees are not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders for acts performed in accordance with and pursuant to the management agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement. We have agreed to indemnify our Manager and its members, managers, officers and employees and each person controlling our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of such indemnified party not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement.

Affiliates of our Manager and KKR compete with us and there may be conflicts arising from allocation of investment opportunities.

Our management agreement with our Manager does not prevent our Manager and its affiliates from engaging in additional management or investment opportunities. While the management agreement generally restricts our Manager and its affiliates from raising, sponsoring or advising any new investment fund, company or other entity, including a REIT, that invests primarily in domestic mortgage-backed securities, this restriction will be of significantly lesser significance if the proposed Conversion Transaction is consummated; provided, further that for purposes of the foregoing limitation, any portfolio company of any private equity fund controlled by KKR shall not be deemed to be an affiliate of our Manager. As a result, our Manager and its affiliates, including KKR, currently are engaged in and may in the future engage in management or investment opportunities that have overlapping objectives with us. In particular, affiliates of our Manager currently manage a separate investment fund that invests in the same non-mortgage-backed securities investments that we invest in, including other fixed income investments and KKR private equity investments. With respect to this entity and any other competing entities established in the future, our Manager and its affiliates will face conflicts in the allocation of investment opportunities.

Such allocation is at the discretion of our Manager, and there is no guarantee that this allocation would be made in the best interests of our stockholders.

Certain of our investments may create a conflict of interest with KKR and other affiliates.

Subject to complying with our Investment Guidelines, it is a core element of our business strategy that our Manager will at times cause us to invest in corporate leveraged loans, high-yield securities and equity securities of companies affiliated with KKR. To the extent KKR is the owner of all or a majority of the outstanding equity securities of such companies, KKR may have the ability to elect all of the members of the board of directors of a company we invest in and thereby control its policies and operations, including the appointment of management, future issuances of shares or other securities, the payments of dividends, if any, on its shares, the incurrence of debt by it, amendments to its certificate of incorporation and bylaws and entering into extraordinary transactions, and KKR’s interests may not in all cases be aligned with the interests of the holders of the securities which we own. In addition, KKR may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to holders of indebtedness. For example, KKR could cause a company in which we invest to make acquisitions that increase its indebtedness or to sell revenue generating assets. In addition, with respect to companies in which we have an equity investment, to the extent that KKR is the controlling stockholder it may be able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of the company we invest in or a change in the composition of its board of directors and could preclude any unsolicited acquisition of that company regardless as to whether we agree with such determination. So long as KKR continues to own a significant amount of the voting power of a company we invest in, even if such amount is less than 50%, it will continue to influence strongly, or effectively control, that company’s decisions. Our interests with respect to the management, investment decisions, or operations of those companies may at times be in conflict with those of KKR. In addition, to the extent that affiliates of our Manager or KKR invest in companies in which we have an investment, similar conflicts between our interests and theirs may arise.

We compete with other investment entities affiliated with KKR for access to KKR’s investment professionals and principals.

KKR and its affiliates manage several private equity funds, and we believe that KKR and its affiliates will establish and manage other investment entities in the future. Certain of these investment entities have, and any newly created entities may have, an investment focus similar to our focus, and as a result we compete with those entities and will compete with any such newly created entities for access to the benefits that our relationship with KKR provides to us. Since our formation, we have entered into several private equity investments pursuant to which we are co-investing alongside KKR private equity funds. Our ability to continue to engage in these types of opportunities in the future depends, to a significant extent, on the contractual obligations that KKR has to the limited partners of its private equity funds with respect to co-investment opportunities as well as on competing demands for these investment opportunities by other investment entities established by KKR and its affiliates. To the extent that we and other KKR affiliated entities or related parties compete for investment opportunities, there can be no assurances that we will get the best or any of those opportunities or that the performance of the investments allocated to us, even within the same asset classes, will perform as favorably, as those allocated to others.

Termination by us of the management agreement with our Manager without cause is difficult and costly.

The management agreement provides that it may only be terminated by us annually after December 31, 2007 upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of our outstanding shares of common stock, based upon (i) unsatisfactory performance by our Manager that is materially detrimental to us or (ii) a determination that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination under this clause (ii) by accepting a mutually acceptable reduction of management fees. Our Manager will be provided 180 days’ prior notice of any such termination and will be paid a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive fee for the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. These provisions would result in substantial cost to us if we terminate the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.

Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect the potential return to holders of our shares.

We, directly or through our Manager, may obtain confidential information about the companies in which we have invested or may invest. If we do possess confidential information about such companies, there may be restrictions on our ability to make, dispose of, increase the amount of, or otherwise take action with respect to, an investment in those companies. Our relationship with KKR could create a conflict of interest to the extent our Manager becomes aware of inside information concerning investments or potential investment targets. We have implemented compliance procedures and practices designed to ensure that inside information is not used for making investment decisions on our behalf. We cannot assure you, however, that these procedures and practices will be effective. In addition, this conflict and these procedures and practices may limit the freedom of our Manager to make potentially profitable investments, which could have an adverse affect on our operations. Conversely, we may pursue investments without obtaining access to confidential information otherwise in the possession of KKR or one of its affiliates, which information, if reviewed, might otherwise impact our judgment with respect to such investments.

Our Manager’s liability is limited under the management agreement, and we have agreed to indemnify our Manager against certain liabilities.

Pursuant to the management agreement, our Manager does not assume any responsibility other than to render the services called for thereunder and is not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager and its members, managers, officers and employees is not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders for acts performed in accordance with and pursuant to the management agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement. We have agreed to indemnify our Manager and its members, managers, officers and employees and each person controlling our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of such indemnified party not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement.

Risks Related to Our Operation and Business Strategy

If credit spreads widen before we obtain long-term financing for our assets, we may experience a material reduction in the economic value of the assets that we have acquired.

We price our assets based on our assumptions about future levels of credit spreads (the risk premium for taking credit risk which is the difference between the risk free rate and the interest rate paid on the investment) for term financing of those assets. We expect to obtain longer term financing for these assets at a spread over a certain benchmark, such as the yield on United States Treasury bonds, swaps, or LIBOR. If the spread that investors will pay over the benchmark widens and the rates we charge on our loans or the income we generate from our other assets are not increased accordingly, we may experience a material adverse reduction in the economic value of the assets that we have acquired.

We have a limited operating history and limited experience as a REIT.

We have a limited operating history and limited experience as a REIT. We are subject to all of the business risks and uncertainties associated with any business, including the risk that we will not achieve our investment objectives and that the value of your investment could decline substantially. There can be no assurance that we will be able to generate sufficient revenue from operations to pay our operating expenses and make or sustain distributions to holders of our shares.

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we make. We compete with other REITs, specialty finance companies, hedge funds, public and private funds, and commercial and investment banks. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several other REITs and other entities have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create competition for investment opportunities. Some competitors may have a lower cost of funds and access to financing sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. We cannot assure you that the competitive pressures we face will not have a material adverse affect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

Failure to obtain adequate capital and financing would adversely affect our results and may, in turn, negatively affect the market price of our shares and our ability to make distributions to holders of our shares.

We depend upon the availability of adequate financing and capital for our operations. As a REIT, we are required to distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and are therefore not able to retain our earnings for new investments (excluding earnings generated by TRS Inc., and any other domestic taxable REIT subsidiary, subject to the REIT requirements). We cannot assure you that any, or sufficient, financing or capital will be available to us in the future on terms that are acceptable to us or at all. In the event that we cannot obtain sufficient financing on acceptable terms, there may be a negative impact on the market price of our shares and our ability to make distributions to holders of our shares.

We leverage our portfolio investments, which may adversely affect our return on our investments and may reduce cash available for distribution.

We leverage our portfolio investments through borrowings, generally through the use of warehouse facilities, bank credit facilities, repurchase agreements, asset-backed secured liquidity notes, mortgage loans on real estate, securitizations, including the issuance of collateralized debt obligations, or CDOs, loans to entities in which we hold, directly or indirectly, interests in pools of properties or loans, and other borrowings. The percentage of leverage varies depending on our ability to obtain credit facilities and the lender’s and rating agencies’ estimate of the stability of the portfolio investments’ cash flow. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired. Our debt service payments reduce cash flow available for distribution to holders of our shares. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. We leverage certain of our investments through repurchase agreements, total rate of return swaps and asset-backed secured liquidity notes. A decrease in the value of the assets may lead to margin calls that we will have to satisfy. We may not have the funds available to satisfy any such margin calls.

If we are unable to continue to securitize our portfolio successfully, we may be unable to grow or fully execute our business strategy and our earnings may decrease.

We intend to continue to structure our securitization transactions so that we must account for them as secured borrowings in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and as a result we are precluded from using sale accounting to recognize any gain or loss. To securitize our portfolio investments, we may create a wholly-owned subsidiary and contribute a pool of portfolio investments to the subsidiary. An inability to securitize our portfolio successfully could limit our ability to grow our business or fully execute our business strategy and could decrease our earnings, if any. Moreover, the successful securitization of our portfolio investments might expose us to losses as the residual portfolio investments in which we do not sell interests will tend to be those that are riskier and more likely to generate losses.

An increase in our borrowing costs relative to the interest we receive on our portfolio investments may adversely affect our profitability, which may negatively affect cash available for distribution to holders of our shares.

As our repurchase agreements and other short-term borrowing instruments mature, we will be required either to enter into new repurchase agreements and other short-term borrowings or to sell certain of our portfolio investments. An increase in short-term interest rates at the time that we seek to enter into new repurchase agreements may reduce the spread between our returns on our portfolio investments and the cost of our borrowings. This change in interest rates would adversely affect our returns on our portfolio investments that are fixed rate and/or subject to prepayment or extension risk, including our mortgage loans and mortgage-backed securities investments, which might reduce earnings and, in turn, cash available for distribution to holders of shares.

We may enter into derivative contracts that could expose us to contingent liabilities in the future.

Part of our investment strategy involves entering into derivative contracts that will require us to fund cash payments in certain circumstances. These payments will be contingent liabilities and therefore may not appear on our balance sheet. Our ability to fund these contingent liabilities will depend on the liquidity of our assets and access to capital at that time, and the need to fund these contingent liabilities could adversely impact our financial condition.

Hedging against interest rate exposure may adversely affect our earnings, which could adversely affect cash available for distribution to holders of our shares.

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

•       the duration of the hedge may be significantly different than the duration of the related liability or asset;

•       the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•       the party owing money in the hedging transaction may default on its obligation to pay.

Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to holders of our shares. Therefore, while we may enter into such transactions to seek to reduce interest rate risk, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

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

We purchase investments denominated in foreign currencies. A change in foreign currency exchange rates may have an adverse impact on returns on any of these non-dollar denominated investments. Although we may choose to hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. Investments in foreign countries also subject us to risks of multiple and conflicting tax laws and regulations and political and economic instability abroad, which could adversely affect our receipt of interest income on these investments.

Risks Related to Our Investments

We may not realize gains or income from our investments.

We seek to generate both current income and capital appreciation. The assets in which we invest may not appreciate in value, however, and, in fact, may decline in value, and the debt securities in which we invest may default on interest and/or principal payments. Accordingly, we may not be able to realize gains or income from our investments. Any gains that we do realize may not be sufficient to offset any other losses we experience. Any income that we realize may not be sufficient to offset our expenses.

Declines in the market values of our investments may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to holders of our shares.

A substantial portion of our assets are, and we believe are likely to continue to be, classified for accounting purposes as ‘‘available-for-sale’’ so long as it is management’s intent not to sell such assets. Changes in the market values of these assets will be directly charged or credited to stockholders’ equity. As a result, a decline in values may reduce our book value. Moreover, if the decline in value of an available-for-sale security is considered by our Manager to be other than temporary, such decline will reduce earnings.

A decline in the market value of our assets may adversely affect us particularly in instances where we have borrowed money based on the market value of these assets. If the market value of these assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we would have to sell the assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to holders of our shares.

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

Some of our portfolio investments are, and we believe are likely to continue to be, in the form of loans and securities that have limited liquidity or are not publicly traded. The fair value of investments that have limited liquidity or are not publicly traded may not be readily determinable. We value these investments quarterly at fair value as determined by our Manager. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

Changes in interest rates could negatively affect the value of our investments, which could result in reduced earnings or losses and negatively affect the cash available for distribution to holders of our shares.

We invest in fixed-rate loans and securities. Under a normal yield curve, an investment in these instruments will decline in value if interest rates increase. We also invest in floating rate debt investments, for which decreases in interest rates may have a negative effect on value. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to holders of our shares.

In particular, a significant risk associated with fixed-rate investments is the risk that both long-term and short-term interest rates will increase significantly. If rates were to increase significantly, the market value of these loans and securities would decline and, with respect to mortgage-backed securities, the duration of the investments would increase. We could realize a loss if these investments were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on short-term borrowings we may enter into in order to finance the purchase of these fixed-rate investments.

Our assets include leveraged loans, high-yield securities and common and preferred equity securities, each of which has greater risks of loss than secured senior loans and, if those losses are realized, it could adversely affect our earnings, which could adversely affect our cash available for distribution to holders of our shares.

Our assets include leveraged loans, high-yield securities and marketable and non-marketable common and preferred equity securities, each of which involves a higher degree of risk than senior secured loans. The leveraged loans and high-yield securities may not be secured by mortgages or liens on assets. Even if secured, these leveraged loans and high-yield securities may have higher loan-to-value ratios than senior secured loans. Furthermore, our right to payment and the security interest may be subordinated to the payment rights and security interests of a senior lender. Therefore, we may be limited in our ability to enforce our rights to collect these loans and to recover any of the loan balance through a foreclosure of collateral.

Many of these leveraged loans and high-yield securities may have an interest-only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the loan. In this case, a borrower’s ability to repay its loan may be dependent upon a refinancing or a liquidity event that will enable the repayment of the loan.

In addition to the above, numerous other factors may adversely affect a company’s ability to repay its loan, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. A deterioration in a company’s financial condition and prospects may be accompanied by deterioration in the collateral for the high-yield securities and leveraged loans. Losses on our high-yield securities and leveraged loans could adversely affect our earnings, which could adversely affect cash available for distribution to holders of our shares.

In addition, marketable and non-marketable common and preferred equity securities may also have a greater risk of loss than senior secured loans since such equity investments are subordinate to debt of the issuer and are not secured by property underlying the investment.

Prepayments can adversely affect the yields on our investments.

In the case of residential mortgage loans, there are seldom any restrictions on borrowers’ abilities to prepay their loans. Homeowners tend to prepay mortgage loans faster when interest rates decline. Consequently, owners of the loans have to reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, homeowners tend not to prepay mortgage loans when interest rates increase. Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates. This volatility in prepayment rates may adversely affect our ability to maintain targeted amounts of leverage on our mortgage-backed securities portfolio and may result in reduced earnings or losses for us and negatively affect the cash available for distribution to holders of our shares.

The yield of our other assets may be adversely affected by the rate of prepayments differing from our projections. Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. If we are unable to invest the proceeds of such prepayments, the yield on our portfolio will decline. In addition, we may acquire assets at a discount or premium and if the asset does not repay when expected, our anticipated yield may be impacted. Under certain interest rate and prepayment scenarios we may fail to recover fully our cost of acquisition of certain investments.

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

Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative affect on our anticipated return on the foreclosed mortgage loan. Residential mortgage-backed securities, or RMBS, evidence interests in or are secured by pools of residential mortgage loans and commercial mortgage-backed securities, or CMBS, evidence interests in or are secured by a single commercial mortgage loan or a pool of commercial real estate loans. Accordingly, the mortgage-backed securities we invest in are subject to all of the risks of the underlying mortgage loans.

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

A significant portion of our investment portfolio consists of non-agency RMBS and non-conforming residential mortgage loans. Agency backed securities include RMBS which represent the entire ownership interest in pools of residential mortgage loans secured by residential real property and are guaranteed as to principal and interest by federally chartered entities such as the Federal National Mortgage Association, better known as “Fannie Mae,” the Federal Home Loan Mortgage Corporation, better known as “Freddie Mac,” and, in the case of the Government National Mortgage Association, better known as “Ginnie Mae,” by the U.S. government. Non-agency RMBS are not guaranteed by Fannie Mae, Freddie Mac, Ginnie Mae, or the U.S. government; rather their ratings are assigned by nationally recognized rating agencies such as Moody’s Investors Service, or Moody’s, and Standard & Poor’s Ratings Service, or Standard & Poor’s. Non-agency RMBS have a higher risk of loss than do agency RMBS. We may realize credit losses on our investment in non-agency RMBS.

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

Our investment portfolio of residential mortgage loans, RMBS, commercial real estate loans, and CMBS may have material geographic concentrations.

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

Our investments in subordinated CMBS are generally in the ‘‘second loss’’ position and therefore subject to losses.

In general, losses on an asset securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, and then by the ‘‘first loss’’ subordinated security holder and then by the ‘‘second loss’’ subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage-backed securities, the securities in which we invest may effectively become the ‘‘first loss’’ position behind the more senior securities, which may result in significant losses to us. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to economic downturns or individual issuer developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgages underlying mortgage-backed securities to make principal and interest payments may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities.

Our rights under corporate leveraged loans we invest in may be more restricted than investments in other loans.

We may hold interests in corporate leveraged loans originated by banks and other financial institutions. We may acquire interests in corporate leveraged loans either directly (by way of sale or assignment) or indirectly (by way of participation). The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to the debt obligation; however, its rights can be more restricted than those of the assigning institution. Participation interests in a portion of a debt obligation typically result in a contractual relationship only with the institution participating out the interest, not with the borrower. In purchasing participations, we generally will have no right to enforce compliance by the borrower with the terms of the credit agreement, nor any rights of set-off against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, we will assume the credit risk of both the borrower and the institution selling the participation.

The high yield bonds that we invest in have greater credit and liquidity risk than more highly rated bonds.

We invest in high yield bonds which are rated below investment-grade by one or more nationally recognized statistical rating organizations or are unrated but of comparably low credit quality, and have greater credit and liquidity risk than more highly rated bonds. High yield bonds may be unsecured, and may be subordinate to other obligations of the obligor. The lower rating, or lack of a rating, on high yield bonds reflects a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions or both may impair the ability of the obligor to make payment of principal and interest. Many issuers of high yield bonds are highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. Overall declines in the below investment-grade bond and other markets may adversely affect such issuers by inhibiting their ability to refinance their debt at maturity. High yield bonds are often less liquid than higher rated bonds.

High yield bonds are often issued in connection with leveraged acquisitions or recapitalizations in which the issuers incur a substantially higher amount of indebtedness than the level at which they had previously operated. High yield bonds have historically experienced greater default rates than has been the case for investment-grade bonds.

Asset-backed securities are subject to credit risks that may arise due to defaults by the borrowers in the underlying collateral or the issuer’s or servicer’s failure to perform and other risks.

We invest in investment grade and non-investment grade asset-backed securities, or ABS. Investments in ABS bear various risks, including credit risk, interest rate risk, market risk, liquidity risk, operations risk, structural risk and legal risk. Credit risk arises from losses due to defaults by the borrowers in the underlying collateral and the issuer’s or servicer’s failure to perform. These two elements may be related, as, for example, in the case of a servicer that does not provide adequate credit-review scrutiny to the serviced portfolio, leading to higher incidence of defaults. Interest rate risk arises for the issuer from the relationship between the pricing terms on the underlying collateral and the terms of the rate paid to holders of the ABS and from the need to mark to market the excess servicing or spread account proceeds carried on the balance sheet. For the holder of the ABS, interest rate risk depends on the expected life of the ABS which may depend on prepayments on the underlying assets or the occurrence of wind-down or termination events. Market risk arises from the cash flow characteristics of the security, which for most ABS tend to be predictable. The greatest variability in cash flows comes from credit performance, including the presence of wind-down or acceleration features designed to protect the purchaser in the event that credit losses in the portfolio rise well above expected levels.

Liquidity risk may arise from an increase in perceived credit risk. Liquidity can also become a major concern for asset-backed commercial paper programs. For example, concerns about credit quality may lead buyers to avoid the commercial paper issued by the relevant special-purpose entity. For these cases, the securitization transaction may include a ‘‘liquidity facility,’’ which requires the facility provider to advance funds to the relevant special-purpose entity should liquidity problems arise. To the extent that the bank originating the loans is also the provider of the liquidity facility, and that the bank is likely to experience similar market concerns if the loans it originates deteriorate, the ultimate practical value of the liquidity facility to the transaction may be questionable. Other risks arise through the potential for misrepresentation of loan quality or terms by the originating institution, misrepresentation of the nature and current value of the assets by the servicer and inadequate controls over disbursements and receipts by the servicer.

Collateralized debt obligations, or CDO, are subject to the risk that the collateral underlying the CDOs are insufficient to make payments on the CDO securities.

We invest in investment grade and non-investment grade CDOs. CDO debt securities rely on distributions of the collateral underlying the CDO. Interest payments on CDO debt (other than the most senior tranche or tranches of a given issue) are generally subject to deferral without causing an event of default or permitting exercise of remedies by the holders thereof. If distributions on the collateral of the CDO or proceeds of such collateral are insufficient to make payments on the CDO debt securities we hold, no other assets will be available for payment of the deficiency. In addition, CDO securities are generally privately placed and offer less liquidity than other investment-grade or high-yield corporate debt.

Total return swaps are subject to risks related to changes in interest rates, credit spreads, credit quality and expected recovery rates of the underlying credit instrument as well as renewal risks.

We enter into total rate of return swaps, or TRORS, to finance certain of our investments. TRORS are subject to risks related to changes in interest rates, credit spreads, credit quality and expected recovery rates of the underlying credit instrument as well as renewal risks. A TRORS agreement is a two-party contract under which an agreement is made to exchange returns from predetermined investments or instruments. TRORS allow investors to gain exposure to an underlying credit instrument without actually owning the credit instrument. In these swaps, the total return, which consists of interest, fees and gains/losses on an underlying credit instrument, is paid to an investor in exchange for a floating rate payment. The investor pays a fraction of the value of the total amount of the credit instrument that is referenced in the swap as collateral posted with the swap counterparty. The TRORS, therefore, is a leveraged investment in the underlying credit instrument. The gross returns to be exchanged or ‘‘swapped’’ between the parties are calculated based on a ‘‘notional amount,’’ which is valued monthly to determine each party’s obligation under the contract. We recognize all cash flows received (paid) or receivable (payable) from swap transactions on a net basis as realized or unrealized gains or losses in the consolidated statement of operations. We are charged a finance cost by counterparties with respect to each agreement. The finance cost is reported as part of the realized or unrealized gains or losses. Because swap maturities may not correspond with the maturities of the credit instruments underlying the swap, we may wish to renew many of the swaps as they mature. However, there is a limited number of providers of such swaps, and there is no assurance the initial swap providers will choose to renew the swaps, and, if they do not renew, that we would be able to obtain suitable replacement providers.

Credit default swaps, or CDS, are subject to risks related to changes, credit spreads, credit quality and expected recovery rates of the underlying credit instrument.

CDS are subject to risks related to changes in credit spreads, credit quality and expected recovery rates of the underlying credit instrument. A CDS is a contract in which the contract buyer pays, in the case of a short position, or receives, in the case of a long position, a periodic premium until the contract expires or a credit event occurs. In return for this premium, the contract seller receives, in the case of a short position, or makes a payment, in the case of a long position, to the buyer if there is a credit default or other specified credit event with respect to the issuer of the underlying credit instrument referenced in the CDS.

Our dependence on the management of other entities may adversely affect our business.

We do not control the management, investment decisions or operations of the enterprises in which we have invested. Management of those enterprises may decide to change the nature of their assets, or management may otherwise change in a manner that is not satisfactory to us. We typically have no ability to affect these management decisions and we may have only limited ability to dispose of our investments.

Due diligence conducted by our Manager may not reveal all of the risks of the businesses in which we invest.

Before making an investment in a business entity, our Manager assesses the strength and skills of the entity’s management and other factors that it believes will determine the success of the investment. In making the assessment and otherwise conducting due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. Against this background, there can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful. In addition, we may pursue investments without obtaining access to confidential information otherwise in the possession of KKR or one of its affiliates, which information, if reviewed, might otherwise impact our judgment with respect to such investments.

A prolonged economic slowdown, a recession or declining real estate values could impair our investments and harm our operating results.

Many of our investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses in our investments and a decrease in revenues, net income and assets. An economic slowdown or recession, in addition to other non-economic factors such as an excess supply of properties, could have a material negative impact on the values of both commercial real estate and residential real estate properties. If residential and/or commercial real estate property values decrease materially it may cause borrowers to default on their mortgages or negotiate more favorable terms and conditions on their mortgages. As a result, we may realize losses related to foreclosures or to the restructuring of our mortgage loans, and the mortgage loans we own that back the mortgage-backed securities, in our investment portfolio. Unfavorable economic conditions also could increase our financing costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

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

As a REIT, we must distribute annually at least 90% of our taxable income to our stockholders, determined without regard to the deduction for dividends paid and excluding net capital gain. Our ability to make and sustain cash distributions is based on many factors, including the return on our investments, operating expense levels, certain restrictions imposed by Maryland law and, as discussed below, restrictions in our credit facility. Some of the factors are beyond our control and a change in any such factor could affect our ability to make future distributions to our stockholders or reduce the amount of such distributions. No assurance can be given as to our ability to make distributions to our stockholders.

The terms of our indebtedness may restrict our ability to make future distributions and impose limitations on our current and future operations.

Our credit facility contains, and any future indebtedness may also contain, a number of restrictive covenants that impose operating restrictions on us, including restrictions on our ability to make distributions to holders of our shares. The credit facility includes covenants restricting our ability to incur or guarantee additional debt, create or incur liens, make loans, acquisitions or investments, pay dividends, and engage in transactions with affiliates. In addition, the facility also includes financial covenants, including net worth, net income and leverage requirements.

With respect to our ability to make distributions to our stockholders, the credit facility limits the amount of distributions we may make to 100% of our taxable income (which, as defined, is expected to exceed our calculation of taxable income for REIT compliance purposes, as it is computed without giving effect to net operating loss carryforwards and nonrecurring items, including, but not limited to, stock-based compensation expense and bad debt write-offs). The facility also prohibits distributions in the event of certain defaults under that agreement, including: failure to pay principal or interest under the facility and other material indebtedness as and when due; breaches of representations, warranties and covenants; defaults under other material indebtedness; events of insolvency; unpaid judgments in excess of $25 million; certain events relating to benefit plans subject to ERISA; the failure of our Manager to continue as our manager and remain affiliated with KKR; our failure to maintain our status as a REIT; and any change in control (such defaults subject in certain cases to grace periods). As a result, these limitations, and limitations imposed by any future financing agreements, may adversely affect our ability to make future distributions to our stockholders or may reduce the amount of such distributions, which may prevent us from qualifying as a REIT for federal income tax purposes. No assurance can be given as to our ability to make distributions to our stockholders.

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

We believe that we currently are not, and we intend to operate our company so that we will not be regulated as, an investment company under the Investment Company Act because we are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Specifically, we are required to invest at least 55% of our assets in “qualifying real estate assets” (that is, mortgage loans, RMBS and CMBS that represent the entire ownership in a pool of mortgage loans and other qualifying interests in real estate), and at least an additional 25% of our assets in RMBS, CMBS and other “real estate-related assets” or additional qualifying real estate assets.

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

Tax Risks

Complying with the REIT requirements may cause us to forgo otherwise attractive opportunities or engage in marginal investment opportunities.

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

As discussed below under “Risks Related to Proposed Conversion Transaction”, our board of directors has approved a conversion transaction that, if consummated, would result in our becoming a subsidiary of KKR Financial Holdings LLC, a recently formed Delaware limited liability company. KKR Financial Holdings LLC will not be a REIT, but is intended to be a pass-through entity for U.S. federal income tax purposes. However, we intend to continue to operate in a manner that is intended to cause us to qualify as a REIT for U.S. federal income tax purposes if the conversion transaction is consummated and we will therefore remain subject to many of the tax risks described in this section.

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

It may be possible to reduce the impact of the prohibited transaction tax and the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests by conducting certain activities, holding non-qualifying REIT assets or engaging in CDO or CLO transactions through our subsidiaries that are taxable REIT subsidiaries, subject to certain limitations as described below. To the extent that we engage in such activities through domestic taxable REIT subsidiaries, the income associated with such activities may be subject to full corporate income tax.

We may be subject to the prohibited transactions tax on the loans we sold or will sell to our CLO issuers if the Internal Revenue Service challenges our characterization of those transactions.

We have sold certain loans to certain of our CLO issuers, including CLO 2005-1, CLO 2005-2 and CLO 2006-1. We believe that such loans were not held by us primarily for sale to customers in the ordinary course of our trade or business, and we do not believe that the prohibited transactions tax applies to the sales of such loans. There can be no complete assurance, however, that the Internal Revenue Service, or IRS, will not successfully assert a contrary position, in which case we would be subject to the prohibited transactions tax on the gain from the sale of such loans, which would reduce our distributions to our stockholders.

Our excess inclusion income will likely increase the tax liability of our tax-exempt shareholders, foreign shareholders, and shareholders with net operating losses and may subject us to an entity-level tax.

In general, dividend income that a tax-exempt entity receives from us should not constitute unrelated business taxable income as defined in Section 512 of the Code. If we realize excess inclusion income and allocate it to our shareholders, however, then this income would be fully taxable as unrelated business taxable income to a tax-exempt entity under Section 512 of the Code. A foreign shareholder would generally be subject to U.S. federal income tax withholding on this income without reduction pursuant to any otherwise applicable income tax treaty. U.S. shareholders would not be able to offset such income with their net operating losses.

Although the law is not entirely clear, the Internal Revenue Service, or IRS, has taken the position that we are subject to tax at the highest corporate rate on our excess inclusion income allocated to

“disqualified organizations” (generally tax-exempt investors, such as certain state pension plans and charitable remainder trusts, that are not subject to the tax on unrelated business taxable income) that own our stock in record name. To the extent that our stock owned by “disqualified organizations” is held in street name by a broker/dealer or other nominee, the broker/dealer or nominee would be liable for a tax at the highest corporate rate on the portion of our excess inclusion income allocable to the stock held on behalf of the “disqualified organizations.” A regulated investment company or other pass-through entity owning our stock may also be subject to tax at the highest corporate tax rate on any excess inclusion income allocated to their record name owners that are “disqualified organizations.”

Excess inclusion income could result if a REIT held a residual interest in a real estate mortgage investment conduit, or REMIC. In addition, excess inclusion income also may be generated if we or a portion of our assets are treated as a “taxable mortgage pool” for U.S. federal income tax purposes as a result of certain financing or securitization activities. We have not made investments or entered into financing and securitization transactions, and do not currently intend to make such investments or enter into such transactions in the future, that could give rise to our being considered to own an interest in one or more taxable mortgage pools. We may, however, make such investments or enter into such transactions in the future. In addition, we own a small number of residual interests in REMICs. Accordingly, we expect that a portion of our dividends will constitute excess inclusion income, which will likely increase the tax liability of tax-exempt shareholders, foreign shareholders, shareholders with net operating losses, regulated investment companies and other pass-through entities whose record name owners are disqualified organizations, and brokers/dealers and other nominees who hold stock on behalf of disqualified organizations. Moreover, we will be subject to an entity-level tax to the extent our stock is owned in record name by disqualified organizations.

Failure to qualify as a REIT would subject us to U.S. federal income tax, which would reduce the cash available for distribution to our stockholders.

We operate in a manner that is intended to cause us to qualify as a REIT for U.S. federal income tax purposes. The U.S. federal income tax laws governing REITs are extremely complex, however, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we have operated and intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year.

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

In order to qualify as a REIT, an entity must distribute to its stockholders, each calendar year, at least 90% of its taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that a REIT satisfies the 90% distribution requirement, but distributes less than 100% of its taxable income, it will be subject to federal corporate income tax on its undistributed income. In addition, a REIT will incur a 4% nondeductible excise tax on the amount, if any, by which its distributions in any calendar year are less than the sum of:

•       85% of its REIT ordinary income for that year;

•       95% of its REIT capital gain net income for that year; and

•       100% of its undistributed taxable income from prior years.

We intend to continue to pay out our REIT taxable income to our stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax. There is, however, no requirement that domestic taxable REIT subsidiaries distribute their after-tax net income to their parent REIT or their stockholders, and our domestic taxable REIT subsidiary may determine not to make any distributions to us. Our taxable income may substantially exceed our net income as determined based on GAAP because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, referred to as phantom income. Although some types of phantom income are excluded in determining the 90% distribution requirement, we will incur corporate income tax and the 4% nondeductible excise tax with respect to any phantom income items if we do not distribute those items on an annual basis. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. In that event, we may be required to use cash reserves, incur debt or liquidate non-cash assets at rates or times that we regard as unfavorable in order to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.

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

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis, including intercompany debt and allocations of expenses. We can not assure you that we will be able to comply with the 20% value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions. TRS Inc., as a domestic taxable REIT subsidiary, pays federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us, but is not required to be distributed to us.

Our stockholders may receive lower distributions because TRS Inc. will likely retain its earnings.

As a REIT, we must distribute annually at least 90% of our taxable income to our stockholders, determined without regard to the deduction for dividends paid and excluding net capital gain. The earnings of a domestic taxable REIT subsidiary are subject to the distribution requirement only to the extent they are included in the parent REIT’s income. The earnings of TRS Inc., and any other domestic taxable REIT subsidiary will be included in our income only to the extent they make distributions to us. There is no requirement that TRS Inc. distribute its earnings to us. In addition, we anticipate that TRS Inc., will likely, but is not required to, retain its after-tax earnings, subject to our complying with the rule that no more than 20% of the value of our assets may consist of stock or securities of one or more taxable REIT subsidiaries. We are, however, required to include in income, on a current basis, the earnings of our foreign taxable REIT subsidiaries, including our CDO and CLO issuers that have elected to be treated as taxable REIT subsidiaries for federal income tax purposes. Because we anticipate that TRS Inc. will retain its after-tax earnings, our stockholders may receive lower distributions from us.

We may lose our REIT status if the IRS successfully challenges our characterization of our income from our foreign taxable REIT subsidiaries.

We intend to treat certain income inclusions received with respect to our equity investments in our foreign taxable REIT subsidiaries, including our CDO and CLO issuers that are treated as corporations for federal income tax purposes, as qualifying income for purposes of the 95% gross income test but not the 75% gross income test. Because there is no clear precedent with respect to the qualification of such income for purposes of the REIT gross income tests, no assurance can be given that the IRS will not assert a contrary position. In the event that such income was determined not to qualify for the 95% gross income test, we could be subject to a penalty tax with respect to such income to the extent it exceeds 5% of our gross income or we could fail to qualify as a REIT.

If our foreign taxable REIT subsidiaries, including our CDO and CLO issuers that are treated as corporations for federal income tax purposes, are subject to federal income tax at the entity level, it would greatly reduce the amounts those entities would have available to distribute to us and that we would have available to pay their creditors.

There is a specific exemption from federal income tax for non-U.S. corporations that restrict their activities in the United States to trading stock and securities (or any activity closely related thereto) for their own account whether such trading (or such other activity) is conducted by the corporation or its employees through a resident broker, commission agent, custodian or other agent. We intend that our foreign taxable REIT subsidiaries, including our CDO and CLO issuers that are treated as corporations for federal income tax purposes, will rely on that exemption or otherwise operate in a manner so that they will not be subject to federal income tax on their net income at the entity level. If the IRS were to succeed in challenging that tax treatment, it could greatly reduce the amount that our foreign taxable REIT subsidiaries would have available to distribute to us and to pay to their creditors.

The taxation of corporate dividends may adversely affect the value of our common stock.

Legislation enacted in 2003 and 2006, among other things, generally reduced to 15% the maximum marginal rate of tax payable by domestic noncorporate taxpayers on dividends received from a regular C corporation for tax years 2003 through 2010. This reduced tax rate does not apply, however, to dividends paid to domestic noncorporate taxpayers by a REIT on its stock, except for certain limited amounts. Although the earnings of a REIT that are distributed to its stockholders are generally subject to less federal income taxation than earnings of a non-REIT C corporation that are distributed to its stockholders net of corporate level income tax, this legislation could cause domestic noncorporate investors to view the stock of regular C corporations as more attractive relative to the stock of a REIT than was the case prior to the enactment of the legislation, because the dividends from regular C corporations are now generally taxed at a lower rate while dividends from REITs are generally taxed at the same rate as the domestic noncorporate taxpayer’s ordinary income. The more favorable tax rates applicable to regular corporate dividends could cause domestic noncorporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

Risks Related to Proposed Conversion Transaction

On January 17, 2007, our board of directors approved the Conversion Transaction that would result in the conversion of our shares of common stock into shares representing limited liability company interests in KKR Financial Holdings LLC, a recently formed Delaware limited liability company. If consummated, the Conversion Transaction would be effected pursuant to the Agreement and Plan of Merger entered into on February 9, 2007 among us, KKR Financial Holdings LLC and KKR Financial Merger Corp., a Maryland corporation. Pursuant to the Conversion Transaction, KKR Financial Holdings LLC would not be a REIT, but is intended to be a pass-through entity for U.S. federal income tax purposes. If the Conversion Transaction is consummated, we would become a subsidiary of KKR Financial Holdings LLC and would intend to continue to operate in a manner intended to cause us to qualify as a REIT for U.S. federal income tax purposes and each of our stockholders would receive one share representing a limited liability company interest in KKR Financial Holdings LLC in exchange for each share of common stock owned by that stockholder.

On February 9, 2007, KKR Financial Holdings LLC filed with the SEC a registration statement on Form S-4, including a preliminary proxy statement/prospectus, relating to the Conversion Transaction. We expect that the conversion transaction, which is subject to approval by our stockholders, will be completed by June 30, 2007. There can be no assurance that the Conversion Transaction will be consummated on the terms described herein or in the registration statement or at all. In addition, our board of directors may elect not to pursue the Conversion Transaction in its sole discretion.

If the Conversion Transaction occurs, KKR Financial Holdings LLC and its shareholders will be subject to many of the same risks to which we and our stockholders are subject as described above. Moreover, in addition to the risks described above, you should carefully consider the additional risks related to the Conversion Transaction and KKR Financial Holdings LLC, some of which are summarized below. For a more complete description of some of those risks and other important information, you should review the registration statement on Form S-4 that was filed by KKR Financial Holdings LLC with the SEC and any amendments thereto, which may be obtained free of charge on the SEC’s website at www.sec.gov.

There can be no assurance that the Conversion Transaction will occur on the proposed terms or at all. In addition, our board of directors may elect not to pursue the Conversion Transaction in its sole discretion. If any of the risks described below were to occur, the business, financial condition, liquidity and results of operations of KKR Financial Holdings LLC could be materially and adversely affected. These risks of the Conversion Transaction include the following:

•      After the Conversion Transaction KKR Financial Holdings LLC intends over time to allocate significantly more capital to non-real estate investments, which may result in a riskier investment portfolio and increased volatility in its earnings, and as a result may adversely affect the market price of its shares.

•      KKR Financial Holdings LLC will not be able to immediately reallocate its capital, which may adversely affect the market price of its shares.

•      Under the proposed limited liability company structure of the Conversion Transaction, the Manager may receive an increased incentive fee since it will be allocating more capital to investments with a higher return on equity, which investments may be riskier and more volatile than other investments.

•      The Conversion Transaction may not be completed, which may harm the market price of KKR Financial Corp.’s common stock.

•      Because KKR Financial Holdings LLC, the limited liability company into which we intend to convert, is not taxed as a REIT, it will not be subject to the same distribution requirements to which we are subject and therefore may distribute a lower percentage of its taxable income to the holders of its shares.

•      Following completion of the Conversion Transaction, KKR Financial Holdings LLC may be able to engage in more transactions with companies that are controlled by or affiliated with KKR, which may result in or create the appearance of conflicts of interest.

•      The current market price of our common stock may not be indicative of the market price of shares of KKR Financial Holdings LLC following the Conversion Transaction.

•      Substantial sales of shares of KKR Financial Holdings LLC could occur in connection with the Conversion Transaction, which could cause its share price to decline.

•      Certain of KKR Financial LLC’s directors, officers and the Manager have interests in the proposed merger that will be part of the Conversion Transaction that are different from, and in addition to, the interests of other KKR Financial Corp. stockholders.

•      Certain provisions of the limited liability company agreement of KKR Financial Holdings LLC will make it difficult for third parties to acquire control of KKR Financial Holdings LLC and could deprive its shareholders of the opportunity to obtain a takeover premium for their shares.

•      Future sales of KKR Financial Holdings LLC’s shares may affect the market price of its shares

•      KKR Financial Holdings LLC may issue additional debt and equity securities which are senior to its shares as to distributions and in liquidation, which could materially adversely affect the market price of it shares.

•      KKR Financial Holdings LLC’s earnings and cash distributions may affect the market price of its shares.

•      The market price, trading volume and marketability of KKR Financial Holdings LLC’s shares may, from time to time, be significantly affected by numerous factors beyond its control, which may adversely affect the market price of its shares and its ability to raise capital through future equity financings.

•      Broad market fluctuations could negatively impact the market price of shares.

•      An increase in market interest rates may have an adverse effect on the market price of shares.

•      The board of directors of KKR Financial Holdings LLC will have the authority to change many of the terms of the shares of KKR Financial Holdings LLC in ways with which its shareholders may disagree without approval of holders of its shares.

•      While KKR Financial Holdings LLC intends to make regular cash distributions to holders of shares of KKR Financial Holdings LLC, the board of directors of KKR Financial Holdings LLC will have full authority and discretion over the distributions and it may decide to reduce or eliminate distributions at any time, which may adversely affect the market price for its shares.

•      Maintenance of KKR Financial Holdings LLC’s Investment Company Act exemption imposes limits on its operations, which may adversely affect its results of operations.

•      If KKR Financial Holdings LLC fails to satisfy the ‘‘qualifying income exception,’’ all of its income will be subject to an entity-level tax, which could result in a material reduction in cash flow and after-tax return for holders of its shares and thus could result in a substantial reduction in the value of those shares.

•      Complying with certain tax-related requirements may cause KKR Financial Holdings LLC and KKR Financial Corp. to forego otherwise attractive business or investment opportunities.

•      The REIT tax rules may limit KKR Financial Holdings LLC’s ability to liquidate mortgage assets and/or transfer non-mortgage assets from KKR Financial Corp. to KKR Financial Holdings LLC.

•      KKR Financial Holdings LLC could incur a significant tax liability if the IRS successfully asserts that the ‘‘anti-stapling’’ rules apply to KKR Financial Holdings LLC’s investments in KKR Financial Corp. and certain of its foreign CDO and CLO issuers, which could result in a reduction in cash flow and after-tax return for holders of shares and thus could result in a reduction of the value of those shares.

•      The merger that is part of the conversion transaction may be recharacterized as a taxable exchange.

•      Shareholders of KKR Financial LLC will be subject to U.S. federal income tax on their share of KKR Financial Holdings LLC’s taxable income, regardless of whether or when they receive any cash distributions from KKR Financial Holdings LLC.

•      The ability of shareholders of KKR Financial Holdings LLC to deduct certain expenses of KKR Financial Holdings LLC may be limited.

•      Shareholders of KKR Financial Holdings LLC may recognize a greater taxable gain (or a smaller tax loss) on a disposition of shares of KKR Financial Holdings LLC than expected because of the treatment of debt under the partnership tax accounting rules.

•      Tax-exempt holders of shares of KKR Financial Holdings LLC will likely recognize significant amounts of ‘‘unrelated business taxable income.’’

•      There can be no assurance that the IRS will not assert successfully that some portion of KKR Financial Holdings LLC’s income is properly treated as effectively connected income with respect to non-U.S. holders.

•      Dividends paid by, or certain income inclusions derived with respect to KKR Financial Holdings LLC’s ownership of, foreign corporate subsidiaries and KKR Financial Corp. will not qualify for the reduced tax rates generally applicable to corporate dividends paid to taxpayers taxed at individual rates.

•      Although KKR Financial Holdings LLC anticipates that its foreign corporate subsidiaries will not be subject to U.S. federal income tax on a net basis, no assurance can be given that such subsidiaries will not be subject to U.S. federal income tax on a net basis in any given taxable year.

•      KKR Financial Holdings LLC’s structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available, and which is subject to potential change, possibly on a retroactive basis. Any such change could result in adverse consequences to the holders of shares of KKR Financial Holdings LLC.

•      Ownership limitations in KKR Financial Holdings LLC’s limited liability company agreement that apply so long as KKR Financial Holdings LLC owns an interest in a REIT, such as KKR Financial Corp., may restrict a change of control in which shareholders of KKR Financial Holdings LLC might receive a premium for their shares.

•      The failure of KKR Financial Corp. to qualify as a REIT would generally cause it to be subject to U.S. federal income tax on its taxable income, which could result in a material reduction in cash flow and after-tax return for holders of shares of KKR Financial Holdings LLC and thus could result in a reduction of the value of those shares.

•      The IRS Schedule K-1 provided by KKR Financial Holdings LLC will be significantly more complicated than the IRS Forms 1099 provided in prior years by KKR Financial Corp. and shareholders of KKR Financial LLC may be required to request an extension of the time to file their tax returns.

Item 1B.               UNRESOLVED STAFF COMMENTS

None.

Item 2.                        PROPERTIES

Our principal executive offices are located in San Francisco, California and are provided by our Manager in accordance with the Management Agreement.

Item 3.                        LEGAL PROCEEDINGS

At December 31, 2006, there were no material pending legal proceedings to which we were a party or to which any of our property was subject.

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2006.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “KFN.”  On February 20, 2007, the closing price of our common stock, as reported on the NYSE, was $29.94. The following table sets forth the high and low sale prices for our common stock for the period indicated as reported on the NYSE:

	Sales Price
Quarter Ended	High	Low
June 30, 2005 (from June 24, 2005)	25.07	24.00
September 30, 2005	25.01	21.55
December 31, 2005	24.18	20.71
March 31, 2006	24.25	22.10
June 30, 2006	23.50	20.51
September 30, 2006	25.24	20.96
December 31, 2006	27.43	24.02

As of February 20, 2007, we had 80,464,713 issued and outstanding shares of common stock that were held by 21 holders of record. The 21 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock.

Distributions

We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) so that we can qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. Up to 20% of the value of a REIT’s assets may consist of investments in the securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary, such as KKR TRS Holdings, Inc., may retain its taxable income, and its earnings are subject to the 90% distribution requirement only to the extent the domestic taxable REIT subsidiary actually distributes its earnings to the REIT. However, our foreign taxable REIT subsidiaries generally are deemed to distribute their earnings to the REIT on an annual basis for federal income tax purposes, and their earnings are subject to the 90% distribution requirement, regardless of whether they actually distribute their earnings.

Our credit facility contains provisions that limit and, upon the occurrence of certain defaults, prohibit distributions to our stockholders.  For example, the credit facility limits the amount of distributions we make to 100% of our taxable income (which, as defined, is expected to exceed our calculation of taxable income for REIT compliance purposes, as it is computed without giving effect to net operating loss carryforwards and non-recurring items, including, but not limited to, stock-based compensation expense and bad debt write-offs).  See Item 1A “Risk Factors—Risks Related to Our Organization and Structure—The terms of our indebtedness may restrict our ability to make future distributions and impose limitations on our current and future operations” appearing above in this Annual Report on Form 10-K.  As a result, these limitations, and limitations imposed by any future financing agreements, may adversely affect our ability to make future distributions to our stockholders or may reduce the amount of such distributions, which may prevent us from qualifying as a REIT for federal income tax purposes.  No assurance can be given as to our ability to make distributions to our stockholders.

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

The following table shows the distributions relating to our 2005 and 2006 fiscal years:

Record Date	Payment Date	Cash Distribution Declared per Common Share
April 5, 2005	April 18, 2005	$0.25
June 21, 2005	August 2, 2005	$0.40
November 16, 2005	November 30, 2005	$0.32
February 15, 2006	February 28, 2006	$0.40
May 17, 2006	May 31, 2006	$0.45
August 16, 2006	August 30, 2006	$0.49
November 16, 2006	November 30, 2006	$0.52
February 15, 2007	February 28, 2007	$0.54

Total Return Comparison

The following graph presents a total return comparison from a $100 investment in our common stock on June 24, 2005 (the date our common stock was listed on the NYSE) to the Bloomberg Mortgage REIT Index and the S&P 500 Financials Index.  We obtained this information from sources that we believe to be reliable, but we do not guarantee its accuracy or completeness.  The graph assumes that the value of the investment in our common stock and each index was $100 on June 24, 2005, and that all dividends were reinvested.  The total return performance shown on the graph is not necessarily indicative of future total return performance.

Total Return Comparison from June 24, 2005 through December 31, 2006

Share Price Performance Graph

	6/24/2005	12/31/2005	12/31/2006
KKR Financial Corp.	100	101	122
S&P 500 Index	100	106	122
BBG REIT Mortgage Index	100	85	102

Item 6.                        SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data is derived from our audited consolidated financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006 and 2005 and for the period from August 12, 2004 (inception) through December 31, 2004. You should read the selected financial data together with the more detailed information contained in the consolidated financial statements and associated notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from August 12, 2004 (inception) through December 31, 2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net Investment Income:
Total investment income	$950,037	$399,929	$8,122
Interest expense	(741,680)	(279,718)	(975)
Provision for loan losses	—	(1,500)	—
Net investment income	208,357	118,711	7,147
Other income (loss):
Total other income (loss)	20,755	7,560	(488)
Non-investment expenses:
Related party management compensation	65,298	50,791	11,222
Professional services	4,904	4,121	901
Loan servicing expense	14,750	5,143	—
Insurance expenses	909	975	335
Directors expenses	1,486	1,071	341
Other general and administrative expenses	11,191	5,945	797
Total non-investment expenses	98,538	68,046	13,596
Income (loss) before equity in income of unconsolidated affiliate and income tax expense (benefit)	130,574	58,225	(6,937)
Equity in income of unconsolidated affiliate	5,722	—	—
Net income (loss) before income tax expense (benefit)	136,296	58,225	(6,937)
Income tax expense (benefit)	964	3,144	(228)
Net income (loss)	$135,332	$55,081	$(6,709)
Net income (loss) per common share:
Basic	$1.73	$0.93	$(0.17)
Diluted	$1.71	$0.92	$(0.17)
Weighted-average number of common shares outstanding:
Basic	78,166	58,998	39,796
Diluted	78,948	60,087	39,796
Distributions declared per common share	$1.86	$0.97	$—

	As of December 31, 2006	As of December 31, 2005
	(in thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,125	$16,110
Restricted cash and cash equivalents	138,065	80,223
Securities available-for-sale, $8,336,435 and $5,910,399 pledged as collateral as of December 31, 2006 and 2005, respectively	8,500,636	6,149,506
Loans, net of allowance for loan losses of $1,500 as of December 31, 2006 and 2005	8,442,021	8,846,341
Total assets	17,565,177	15,290,540
Total borrowings	15,749,301	13,363,838
Total liabilities	15,841,746	13,635,394
Total stockholders’ equity	1,723,431	1,655,146
Book value per common share	$21.42	$20.59

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where otherwise expressly stated or the context suggests otherwise, the terms “we,” “us” and “our” refer to KKR Financial Corp. and its subsidiaries.

Executive Overview

We are a specialty finance company that invests in multiple asset classes and uses leverage with objective of generating competitive risk-adjusted returns subject to maintaining our status as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and our exemption from regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Our objective is to provide competitive returns to our investors through a combination of distributions and capital appreciation. As part of our multi-asset class strategy, we seek to invest opportunistically in those asset classes that can generate competitive leveraged risk-adjusted returns. Investing in multiple asset classes does not, however, reduce or eliminate many of the risks associated with our investment portfolio such as geographic concentration risk, asset class concentration risk, market risk and credit risk. We currently make investments in the following asset classes: (i) residential mortgage loans and mortgage-backed securities; (ii) corporate loans and debt securities; (iii) commercial real estate loans and debt securities; (iv) asset-backed securities; and (v) marketable and non-marketable equity securities. We also make opportunistic investments in other asset classes from time to time. Our investment guidelines do not impose any limitations on the amount of our investments in any specific asset class, industry, or investment. Our income is generated primarily from the difference between the interest and dividend income earned on our investments and the cost of our borrowings, plus (i) realized and unrealized gains and losses on its derivatives that are not accounted for as hedges, (ii) realized gains and losses from the sales of investments, and (iii) fee income.

We were organized as a Maryland corporation on July 7, 2004 and commenced operations on August 12, 2004 (“Inception”). We are managed by KKR Financial Advisors LLC (the “Manager”) pursuant to a management agreement (the “Management Agreement”). The Manager is an affiliate of Kohlberg Kravis Roberts & Co. L.P. We are taxed as a REIT and are required to comply with the provisions of the Code with respect thereto.

We completed our initial private placement of shares of our common stock on August 12, 2004 and our initial public offering of our common stock on June 29, 2005. Our stock is listed on the New York Stock Exchange under the symbol “KFN” and began trading on June 24, 2005. On June 23, 2005 we effected a reverse stock split of our common stock at a ratio of one share of common stock for every two shares of common stock then outstanding. The accompanying consolidated financial statements have been adjusted to give effect to the reverse stock split for all periods presented.

Our board of directors has approved a restructuring transaction (the “Conversion Transaction”) whereby KKR Financial Corp., currently a publicly traded Maryland corporation, would become a subsidiary of a recently formed Delaware limited liability company that would be publicly traded. The Delaware limited liability company, named KKR Financial Holdings LLC, will not be taxed as a REIT, but is intended to be a pass-through entity for U.S. federal income tax purposes. The Conversion Transaction would result in each share of currently issued and outstanding KKR Financial Corp. common stock being converted into an equal number of limited liability company shares in KKR Financial Holdings LLC. The Conversion Transaction is subject to shareholder approval and if approved, we expect that it will be completed by June 30, 2007.

Cash Distributions to Stockholders

During 2006, we paid aggregate cash distributions totaling $149.6 million and declared aggregate distributions totaling $160.9 million, including a distribution for the fourth quarter that was declared on February 1, 2007.

Investment Portfolio

As of December 31, 2006, our investment portfolio totaled $17.1 billion, representing an increase of 14% from $15.0 billion as of December 31, 2005. As of December 31, 2006, our investment portfolio primarily consisted of residential mortgage loans and securities totaling $12.6 billion, corporate loans and securities totaling $4.1 billion, commercial real estate loans and securities totaling $140.7 million, and marketable equity securities consisting of preferred and common stock totaling $69.0 million. In addition, our investment portfolio included investments in non-marketable equity securities totaling $166.3 million as of December 31, 2006.

Funding Activities

We have expanded our sources of funding during 2006. During 2006, our securitization transactions consisted of closing our third $1.0 billion collateralized loan obligation transaction through which we issued $727.5 million of senior secured notes at par to investors and closing our second $5.0 billion commercial paper conduit facility. Additionally, we entered into a three year $800.0 million senior secured revolving credit facility that replaced our $275.0 million 364-day credit facility. We also issued approximately $250.0 million of trust preferred securities through five separate trusts formed during the year.

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

Revenue Recognition

We account for interest income on our investments using the effective yield method. For investments purchased at par, the effective yield is the contractual coupon rate on the investment. Unamortized premiums and discounts on non-residential mortgage-backed securities are recognized in interest income over the contractual life, adjusted for actual prepayments, of the securities using the effective interest method. For securities representing beneficial interests in securitizations that are not highly rated (i.e., subordinate tranches of residential mortgage-backed securities), unamortized premiums and discounts are recognized over the contractual life, adjusted for estimated prepayments and estimated credit losses of the securities using the effective interest method. Actual prepayment and credit loss experience is reviewed quarterly and effective yields are recalculated when differences arise between prepayments and credit losses originally anticipated compared to amounts actually received plus anticipated future prepayments.

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

As of December 31, 2006, unamortized purchase premiums and unaccreted purchase discounts on our investment portfolio totaled $27.9 million and $45.2 million, respectively.

Share-Based Compensation

We account for share-based compensation issued to members of our board of directors and our Manager using the fair value based methodology in accordance with SFAS No. 123(R). We do not have any employees, although we believe that members of our board of directors are deemed to be employees for purposes of interpreting and applying accounting principles relating to share-based compensation. We record as compensation costs the restricted common stock that we issued to members of our board of directors at estimated fair value as of the grant date and we amortize the cost into expense over the three-year vesting period using the straight-line method. We record compensation costs for restricted common stock and common stock options that we issued to our Manager at estimated fair value as of the grant date and we remeasure the amount on subsequent reporting dates to the extent that the restricted common stock and/or common stock options have not vested. Unvested restricted common stock is valued using observable secondary market prices. Unvested common stock options are valued using the Black-Scholes model and assumptions based on observable market data for comparable companies. We amortize compensation expense related to the restricted common stock and common stock options that we granted to our Manager using the graded vesting attribution method in accordance with SFAS No. 123(R).

Because we remeasure the amount of compensation costs associated with the unvested restricted common stock and unvested common stock options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our consolidated financial statements will change based on the estimated fair value of our common stock and this may result in earnings volatility. For the year ended December 31, 2006, share-based compensation totaled $29.2 million. As of December 31, 2006, substantially all of the non-vested common stock options and restricted common stock issued that is subject to SFAS No. 123(R) is subject to remeasurement. As of December 31, 2006, a $1 increase in the price of our common stock would have increased our future share-based compensation expense by approximately $1.6 million and this future share-based compensation expense would be recognized over the remaining vesting periods of our outstanding restricted common stock and common stock options. As of December 31, 2006, future unamortized share-based compensation totaled $16.7 million, of which $13.4 million, $3.2 million, and $0.1 million will be recognized in 2007, 2008, and 2009, respectively.

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

Accounting for Derivative Instruments and Hedging Activities

We recognize all derivatives on our consolidated balance sheet at estimated fair value. On the date we enter into a derivative contract, we designate and document each derivative contract as one of the following at the time the contract is executed: (i) a hedge of a recognized asset or liability (“fair value” hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); (iii) a hedge of a net investment in a foreign operation; or (iv) a derivative instrument not designated as a hedging instrument (“free-standing derivative”). For a fair value hedge, we record changes in the estimated fair value of the derivative and, to the extent that it is effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in the current period earnings in the same financial statement category as the hedged item. For a cash flow hedge, we record changes in the estimated fair value of the derivative to the extent that it is effective in other comprehensive income. We subsequently reclassify these changes in estimated fair value to net income in the same period(s) that the hedged transaction affects earnings in the same financial statement category as the hedged item. For free-standing derivatives, we report changes in the fair values in current period noninterest income.

We formally document at inception our hedge relationships, including identification of the hedging instruments and the hedged items, our risk management objectives, strategy for undertaking the hedge transaction and our evaluation of effectiveness of its hedged transactions. Periodically, as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS No. 133”) , we also formally assesses whether the derivative it designated in each hedging relationship is expected to be and has been highly effective in offsetting changes in estimated fair values or cash flows of the hedged item using either the dollar offset or the regression analysis method. If we determine that a derivative is not highly effective as a hedge, we discontinue hedge accounting.

We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. During 2005, we purchased an interest rate corridor with a maturity date of January 25, 2009 for a cost of $10.0 million. The purchase price of the corridor is being amortized over the life of the corridor and will result in an increase in interest expense of $3.7 million, $4.1 million and $0.3 million in 2007, 2008, and 2009, respectively, exclusive of any payments we receive in connection with corridor. As of December 31, 2006, the estimated fair value of our derivatives totaled $60.7 million.

Impairments

We evaluate our investment portfolio for impairment as of each quarter end or more frequently if we become aware of any material information that would lead us to believe that an investment may be impaired. We evaluate whether the investment is considered impaired and whether the impairment is other-than-temporary. If we make a determination that the impairment is other-than-temporary, we recognize an impairment loss equal to the difference between the amortized cost basis and the estimated fair value of the investment. We consider many factors in determining whether the impairment of an investment is other-than-temporary, including but not limited to the length of time the security has had a decline in estimated fair value below its amortized cost, the amount of the loss, the intent and our financial ability to hold the investment for a period of time sufficient for a recovery in its estimated fair value, recent events specific to the issuer or industry, external credit ratings and recent downgrades in such ratings. As of December 31, 2006, we had aggregate unrealized losses on our securities classified as available-for-sale of approximately $42.6 million, which if not recovered may result in the recognition of future losses. As of December 31, 2006, $37.7 million of the aggregate unrealized losses were associated with investments rated Aaa by Moody’s Investor Services, or Moody’s, and AAA by Standard and Poor’s Ratings Service, or Standard & Poor’s. As of December 31, 2006, no impairments were determined to be other-than-temporary.

Allowance for Loan Losses

We maintain an allowance for loan losses at a level that we believe is adequate based on an evaluation of known and inherent risks related to our loan investments. When determining the adequacy of the allowance for loan losses we consider historical and industry loss experience, economic conditions and trends, the estimated fair values of our loans, credit quality trends and other factors that we determine are relevant. Loans are generally evaluated for impairment individually, but loans purchased on a pooled basis with relatively smaller balances and substantially similar characteristics may be evaluated collectively for impairment. Our allowance for loan losses consists of an allocated component and an unallocated component. The allocated component of our allowance for loan losses reflects our estimate of losses on individual loans and our unallocated component reflects our estimate of losses on pools or groups of similar loans.

Our investments in commercial real estate mortgage loans and corporate loans are not homogeneous and we individually review each of the loans for impairment and use relevant information in our analysis, including current estimated fair values, current valuation multiples, estimated fair values and quality of collateral, projected operating cash flow and projected liquidation cash flows. We consider a loan to be impaired when, based on current information and events, we believe it is probable that we will be unable to collect all amounts due to us based on the contractual terms of the loan. When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its estimated fair value. Increases in the allowance for loan losses are recognized in our results of operations as a provision for loan losses. When we make a determination that some or all of a loan is uncollectible, we charge-off or write-down the loan and the allowance for loan losses is reduced. As of December 31, 2006 we have not recorded an allowance for loan losses for our commercial real estate and corporate loans and no losses have been realized on these loan portfolios since inception.

Currently, our residential mortgage loans are relatively homogeneous and the adequacy of the allowance for loan losses is based on a review of relevant factors including, but not limited to, estimated fair values, industry statistics, current economic conditions, loan portfolio composition, estimated fair values and quality of collateral, delinquency trends and credit losses realized to-date on underlying loans. Two critical assumptions used in estimating the loan loss reserves for the residential mortgage loan portfolio are an assumed rate of default, which is the expected rate at which loans go into foreclosure over their life, and an assumed rate of loss severity, which represents the expected rate of realized loss upon disposition of the properties that have gone into foreclosure.

As of December 31, 2006, our allowance for loan losses totaled $1.5 million which we have determined as being adequate for estimated losses inherent in our loan investments as of that date.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”). Key provisions of SFAS No. 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, thereby narrowing such exception; (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a qualifying special purpose entity, or QSPE, holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with SFAS No. 133. SFAS No. 155 is required to be adopted by us in the first quarter of 2007. We do not expect that the adoption of SFAS No. 155 will have a material effect on our consolidated financial statements.

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are required to adopt FIN 48 in the first quarter of 2007. We do not expect that the adoption of FIN 48 will have a material effect on our consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. We are required to adopt SFAS No. 157 in the first quarter of 2008 and we do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 requires a dual evaluation approach—evaluation of an error from both a balance sheet perspective and results of operations perspective—when quantifying and evaluating the materiality of a misstatement. The guidance in SAB No. 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We do not expect the adoption of SAB No. 108 to have a material impact on our consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. We are required to adopt SFAS No. 159 in the first quarter of 2008 and are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.

Results of Operations

Year ended December 31, 2006 compared to year ended December 31, 2005

Summary

Our net income for the year ended December 31, 2006 totaled $135.3 million (or $1.71 per diluted share) as compared to a net income of $55.1 million (or $0.92 per diluted share) for the year ended December 31, 2005. During the year ended December 31, 2006, our investment portfolio increased by 14% from $15.0 billion as of December 31, 2005 to $17.1 billion as of December 31, 2006.

Net Investment Income

The following table presents the components of our net investment income for the years ended December 31, 2006 and 2005:

Comparative Net Investment Income Components
(Amounts in thousands)

	For the year ended December 31, 2006	For the year ended December 31, 2005
Investment Income:
Residential mortgage loans and securities interest income	$636,711	$281,985
Corporate loans and securities interest income	274,637	95,852
Commercial real estate loans and securities interest income	26,337	19,284
Other interest income	8,387	3,335
Common and preferred stock dividend income	3,656	3,421
Net premium/discount (amortization) accretion	309	(3,948)
Total investment income	950,037	399,929
Interest Expense:
Repurchase agreements interest expense	348,551	237,985
Collateralized loan obligation senior secured notes interest expense	95,128	28,269
Asset-backed secured liquidity notes interest expense	312,462	8,065
Secured revolving credit facility interest expense	8,395	245
Demand loan interest expense	2,307	1,430
Junior subordinated notes interest expense	9,459	—
Other interest expense	3,601	803
Interest rate swaps interest (income) expense, net	(38,223)	2,921
Total interest expense	(741,680)	(279,718)
Provision for loan losses	—	(1,500)
Net investment income	$208,357	$118,711

As presented in the table above, our net investment income increased by $89.6 million in 2006 compared to 2005. The change from 2005 to 2006 is primarily attributable to the increase in our investment portfolio during 2006. As of December 31, 2006, we held $16.9 billion in investments in loans and securities available-for-sale and had borrowings outstanding totaling $15.7 billion. In comparison, as of December 31, 2005 investments in loans and securities available-for-sale totaled $15.0 billion and borrowings outstanding totaled $13.4 billion.

Other Income

The following table presents the components of other income for the years ended December 31, 2006 and 2005:

Comparative Other Income Components
(Amounts in thousands)

	For the year ended December 31, 2006	For the year ended December 31, 2005
Net realized and unrealized gain on derivatives and foreign exchange:
Interest rate swaptions	$(92)	$(424)
Interest rate swaps	(58)	758
Credit default swaps	(896)	(259)
Total rate of return swaps	4,237	755
Foreign exchange contracts	—	2,211
Foreign exchange translation	1,257	(2,928)
Total realized and unrealized gain on derivatives and foreign exchange	4,448	113
Net realized gain on investments	10,585	4,117
Fee and other income	5,722	3,330
Total other income	$20,755	$7,560

As presented in the table above, other income totaled $20.8 million for the year ended December 31, 2006 as compared to $7.6 million for the year ended December 31, 2005. This increase in total other income from the prior year is primarily attributable to increased investment activity during 2006, including the use of total rate of return swaps and gains from the sales of certain investments, including the sale of a significant portion of our commercial real estate portfolio during 2006.

We use total rate of return swaps to finance certain investments whereby we receive the sum of all interest, fees and any positive economic change in market value amounts from a reference asset with a specified notional amount and pay interest on such notional plus any negative change in market value amounts from such asset. These agreements are recorded as derivatives and classified by us as free-standing derivatives whereby any changes in the fair value to the agreements is recorded in other income. As of December 31, 2006, we had seven total rate of return contracts with an aggregate notional amount of $222.6 million as compared to December 31, 2005 where we had two total rate of return contracts with an aggregate notional amount of $131.7 million.

During 2006 we sold a substantial majority of our commercial real estate portfolio, consisting of $209.5 million in loans for a gain of $2.2 million.

Non-Investment Expenses

The following table presents the components of non-investment expenses for the years ended December 31, 2006 and 2005:

Comparative Non-Investment Expense Components
(Amounts in thousands)

	For the year ended December 31, 2006	For the year ended December 31, 2005
Related party management compensation:
Base management fees	$28,835	$20,982
Incentive fees	7,844	—
Share-based compensation	28,619	29,809
Related party management compensation	65,298	50,791
Professional services	4,904	4,121
Loan servicing expense	14,750	5,143
Insurance expense	909	975
Directors expenses	1,486	1,071
General and administrative expenses	11,191	5,945
Total non-investment expenses	$98,538	$68,046

As presented in the table above, our non-investment expenses increased by $30.5 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase in non-investment expenses from prior period is primarily attributable to our growth in 2006. The significant components of non-investment expense are described below.

Management compensation to related parties consists of base management fees and, for 2006, incentive fees payable to our Manager pursuant to the Management Agreement, and share-based compensation related to restricted common stock and common stock options granted to our Manager. The base management fee payable was calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times our “equity” as defined in the Management Agreement. Our Manager is also entitled to a quarterly incentive fee provided that our quarterly “net income,” as defined in the Management Agreement, before the payment of the incentive fee exceeds a defined return hurdle. We did not exceed the applicable hurdle during any quarter in the year ended December 31, 2005.

General and administrative expenses consist of expenses incurred by our Manager on our behalf that are reimbursable to our Manager pursuant to the Management Agreement. Professional services expenses consist of legal, accounting and other professional services. Loan servicing expense consists of fixed servicing fees paid to third-party servicers related to our residential mortgage investments.

Equity in Income of Unconsolidated Affiliate

Equity in income of unconsolidated affiliate totaled $5.7 million for the year ended December 31, 2006 and represents of our proportionate share of the net income in an unconsolidated affiliate consisting of a 49.9% limited partnership interest in KKR Financial Holdings I, L.P. (“KFH”). KFH was formed during the third quarter of 2006 and is the primary beneficiary of four special purpose entities formed during the third quarter of 2006 to complete secured borrowing transactions, in the form of collateralized loan obligation (“CLO”) warehouses structured as repurchase agreements, to finance certain investments in corporate loans and securities.

As of December 31, 2006, KFH had $1.1 billion in assets consisting of $746.3 million of corporate loans, $294.5 million of corporate securities, $12.5 million of restricted cash, $12.1 million of interest receivable, and $6.6 million of other receivables. As of December 31, 2006, KFH had liabilities totaling $863.9 million consisting of $851.8 million of borrowings under repurchase agreements and $12.1 million of interest payable. As of December 31, 2006 KFH had net unrealized gains on its investments in securities classified as available-for-sale totaling $15.8 million During the year ended December 31, 2006, KFH had net income of $11.4 million consisting of $23.5 million of interest income and $12.1 million of interest expense.

Income Tax Provision

We elected to be taxed as a REIT and we believe that we complied with the provisions of the Code with respect thereto. Accordingly, we are not subject to federal income tax to the extent that our distributions to stockholders satisfy the REIT requirements and certain asset, income and ownership tests, and recordkeeping requirements are fulfilled.

KKR TRS Holdings Inc. (“TRS Inc.”), our domestic taxable REIT subsidiary, is taxed as a regular subchapter C corporation under the provisions of the Code. TRS Inc. was formed to make, from time to time, certain investments that would not be REIT qualifying investments if made directly by us, and to earn income that would not be REIT qualifying income if earned directly by us. For the year ended December 31, 2006, TRS Inc. had pre-tax net income of $2.9 million and the provision for income taxes totaled $1.0 million. As of December 31, 2006, TRS Inc. had an income tax liability of $0.3 million.

KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”), KKR Financial CLO 2006-1 Ltd. (“CLO 2006-1”), KKR Financial CLO 2006-2 Ltd. (“CLO 2006-2”), and KKR Financial CDO 2005-1 Ltd. (“CLO 2005-1”), are foreign taxable REIT subsidiaries that were established to facilitate securitization transactions, structured as secured financing transactions, and KKR TRS Holdings, Ltd. (“TRS Ltd.”), is a foreign taxable REIT subsidiary that was formed to make from time to time, certain foreign investments. They are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. Therefore, despite their status as taxable REIT subsidiaries, they generally will not be subject to corporate income tax on their earnings, and no provisions for income taxes for the year ended December 31, 2006 were recorded; however, we are generally required to include their current taxable income in our calculation of REIT taxable income.

Year ended December 31, 2005 compared to period from August 12, 2004 (inception) through December 31, 2004

Summary

Our net income for the year ended December 31, 2005 totaled $55.1 million (or $0.92 per diluted share) as compared to a net loss of $6.7 million (or $0.17 per diluted share) for the period from August 12, 2004 (inception) through December 31, 2004. During the year ended December 31, 2005, our investment portfolio increased by 552.2% from $2.3 billion as of December 31, 2004 to $15.0 billion as of December 31, 2005.

Some of the differences between the two periods discussed below are due to the fact that we commenced our operations on August 12, 2004 and results for 2004 therefore reflect less than a full year of operations.

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

As presented in the table above, our non-investment expenses increased by $54.5 million for the year ended December 31, 2005 compared to the period from August 12, 2004 (inception) through December 31, 2004. The increase in non-investment expenses from prior period is primarily attributable to our growth in 2005 and, as previously noted, we commenced operations on August 12, 2004 and 2004 results therefore reflect less than a full year of operations. The significant components of non-investment expense are described below.

Management compensation to related parties consists of base management fees payable to our Manager pursuant to the Management Agreement, and share-based compensation related to restricted common stock and common stock options granted to our Manager. The base management fee payable was calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times our “equity” as defined in the Management Agreement. Our Manager is also entitled to a quarterly incentive fee provided that our quarterly “net income,” as defined in the Management Agreement, before the payment of the incentive fee exceeds a defined return hurdle. We did not exceed the applicable hurdle during any quarter in either the year ended December 31, 2005 or the period from August 12, 2004 (inception) through December 31, 2004; accordingly, no incentive fee was earned or paid.

General and administrative expenses consist of expenses incurred by our Manager on our behalf that are reimbursable to our Manager pursuant to the Management Agreement. Professional services expenses consist of legal, accounting and other professional services. Loan servicing expense consists of fixed servicing fees paid to third-party servicers related to our residential mortgage investments.

Income Tax Provision

We elected to be taxed as a REIT and we believe that we complied with the provisions of the Code with respect thereto. Accordingly, we are not subject to federal income tax to the extent that our distributions to stockholders satisfy the REIT requirements and certain asset, income and ownership tests, and recordkeeping requirements are fulfilled. Even though we qualify for federal taxation as a REIT, we may be subject to some amount of federal, state, local and foreign taxes based on our taxable income and we have provided for such taxes in the amount of $0.5 million for the year ended December 31, 2005.

TRS Inc., our domestic taxable REIT subsidiary, is taxed as a regular subchapter C corporation under the provisions of the Code. TRS Inc. was formed to make, from time to time, certain investments that would not be REIT qualifying investments if made directly by us, and to earn income that would not be REIT qualifying income if earned directly by us. For the year ended December 31, 2005, TRS Inc. had pre-tax net income of $6.0 million and the provision for income taxes totaled $2.6 million. As of December 31, 2005, TRS Inc. had an income tax liability of $2.4 million.

CLO 2005-1, CLO 2005-2, CLO 2006-1, and CDO 2005-1 are foreign taxable REIT subsidiaries that were established to facilitate securitization transactions structured as secured financing transactions. They are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. Therefore, despite their status as taxable REIT subsidiaries, they generally will not be subject to corporate income tax on their earnings, and no provisions for income taxes for the year ended December 31, 2005 were recorded; however, we are generally required to include their current taxable income in our calculation of REIT taxable income.

Financial Condition

Summary

The tables below summarize the carrying value, amortized cost, and estimated fair value of our investment portfolio as of December 31, 2006 and December 31, 2005, classified by interest rate type. Carrying value is the value that investments are recorded on our consolidated balance sheets and is estimated fair value for securities and amortized cost for loans held for investment and the lower of amortized cost or market value for loans held for sale. Estimated fair values set forth in the tables below are based on dealer quotes and/or nationally recognized pricing services.

The table below summarizes our investment portfolio as of December 31, 2006 classified by interest rate type:

Investment Portfolio
(Dollars in thousands)

	Carrying Value	Amortized Cost	Estimated Fair Value	Portfolio Mix % by Fair Value
Floating Rate:
Residential ARM Loans	$1,441,959	$1,441,959	$1,433,151	8.4%
Residential ARM Securities	5,673,932	5,662,830	5,673,932	33.2
Corporate Loans	3,200,567	3,200,567	3,221,334	18.8
Corporate Debt Securities	357,696	344,650	357,696	2.1
Commercial Real Estate Loans	108,693	108,693	109,192	0.7
Total Floating Rate	10,782,847	10,758,699	10,795,305	63.2
Hybrid Rate:
Residential Hybrid ARM Loans	3,667,302	3,667,302	3,647,783	21.3
Residential Hybrid ARM Securities	1,862,264	1,894,941	1,862,264	10.9
Total Hybrid Rate	5,529,566	5,562,243	5,510,047	32.2
Fixed Rate:
Corporate Loans	25,000	25,000	25,000	0.1
Corporate Debt Securities	505,753	486,321	505,753	2.9
Commercial Real Estate Debt Securities	32,023	32,000	32,023	0.2
Total Fixed Rate	562,776	543,321	562,776	3.2
Marketable and Non-Marketable Equity Securities:
Common and Preferred Stock	68,968	68,113	68,968	0.4
Non-Marketable Equity Securities	166,323	166,323	166,323	1.0
Total Marketable and Non-Marketable Equity Securities	235,291	234,436	235,291	1.4
Total	$17,110,480	$17,098,699	$17,103,419	100.0%

As of December 31, 2006, the aggregate fair value of our investment portfolio exceeded the aggregate amortized cost of our portfolio by $4.7 million and, as of the same date, we had unrealized gains totaling $50.8 million related to our cash flow hedges, as defined under SFAS No. 133. As of December 31, 2006, the aggregate net unamortized purchase discount related to our investment portfolio was $17.3 million.

The table below summarizes our investment portfolio as of December 31, 2005, classified by interest rate type:

Investment Portfolio
(Dollars in thousands)

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

As of December 31, 2005, the aggregate amortized cost of our investment portfolio exceeded the aggregate estimated fair value of our portfolio by $54.1 million and, as of the same date, we had unrealized gains totaling $45.6 million related to our cash flow hedges, as defined under SFAS No. 133. As of December 31, 2005, the aggregate net unamortized purchase discount related to our investment portfolio was $6.7 million.

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

Securities Available-for-Sale

The following table summarizes the par value of our investment securities portfolio by investment class stratified by Moody’s and Standard & Poor’s ratings category as of December 31, 2006:

Investment Securities
(Amounts in thousands)

Ratings Category	Residential ARM Securities	Residential Hybrid ARM Securities	Corporate Debt Securities	Commercial Real Estate Debt Securities	Total
Aaa/AAA	$5,622,446	$1,831,413	$—	$—	$7,453,859
Aa1/AA+ through Aa3/AA-	14,976	28,336	—	—	43,312
A1/A+ through A3/A-	10,797	18,032	—	—	28,829
Baa1/BBB+ through Baa3/BBB-	7,662	9,648	21,071	18,000	56,381
Ba1/BB+ through Ba3/BB-	3,831	3,864	160,500	14,000	182,195
B1/B+ through B3/B-	2,786	2,576	370,315	—	375,677
Caa1/CCC+ and lower	—	—	208,505	—	208,505
Non-Rated	6,227	6,434	86,500	—	99,161
Total	$5,668,725	$1,900,303	$846,891	$32,000	$8,447,919

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

Loans

Our residential mortgage loan portfolio totaled $5.1 billion as of December 31, 2006 and $6.4 billion as of December 31, 2005. As of December 31, 2006, we owned six real estate properties acquired through foreclosure. The outstanding loan balance of $1.3 million with respect to these six properties (not included in the following table) was reclassified from loans to other assets on our balance sheet. As the estimated fair value of the real estate property approximates the outstanding loan balance we have not recorded a charge against our allowance for loan losses. As of December 31, 2005, we did not own any real estate properties that we had acquired through foreclosure.

As of December 31, 2006, we had thirty-three loans that were 90 days or greater past due or in foreclosure and placed on non-accrual status. During the year ended December 31, 2006, we did not recognize approximately $0.3 million in interest income for loans in non-accrual status or that were classified as real estate owned.

The weighted average original FICO® score and weighted average original LTV ratio of our residential ARM loan portfolio were 739 and 68.6%, respectively, as of December 31, 2006. As of December 31, 2005, the weighted average original FICO® score and weighted average LTV ratio of our residential ARM loan portfolio were 737 and 67.2%, respectively. As of December 31, 2006 our residential ARM loan investment portfolio did not have any material concentrations in investor owned properties, multi-unit housing properties, condominium properties and/or cooperative properties. A material portion of our residential ARM loans are non-conforming mortgage loans, not due to credit quality, but because the mortgage loans have balances that exceed the maximum balances necessary to qualify as a conforming mortgage loan.

The following table summarizes the delinquency statistics of our residential mortgage loans as of December 31, 2006 (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
30 to 59 days	90	$35,968
60 to 89 days	10	3,040
90 days or more	15	2,855
In foreclosure	18	5,442
Total	133	$47,305

The following table summarizes the delinquency statistics of our residential mortgage loans as of December 31, 2005 (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
30 to 59 days	82	$31,049
60 to 89 days	11	3,427
90 days or more	6	1,589
In foreclosure	—	—
Total	99	$36,065

The following table summarizes the changes in the allowance for loan losses for our residential mortgage loan portfolio during the year ended December 31, 2006 (amounts in thousands):

Balance, January 1, 2006	$1,500
Provision for loan losses	—
Charge-offs	—
Balance, December 31, 2006	$1,500

Our corporate loan portfolio totaled $3.2 billion as of December 31, 2006 and $1.9 billion as of December 31, 2005. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of first and second lien loans, mezzanine loans and bridge loans.

As of December 31, 2006, one corporate loan with a balance of $22.2 million was placed on non-accrual status. Accordingly, we did not recognize $0.3 million of interest income related to this loan. As part of our allowance for loan losses analysis as of December 31, 2006, we determined that the loan is collectible and sufficiently collateralized. Accordingly, no provision for loan losses was recorded for this loan.

We performed an allowance for loan losses analysis as of December 31, 2006 and December 31, 2005, and we have made the determination that no allowance for loan losses was required for our corporate loan portfolio as of December 31, 2006 or December 31, 2005.

The following table summarizes the par value of our corporate loan portfolio stratified by Moody’s and Standard & Poor’s ratings category as of December 31, 2006 and December 31, 2005:

Corporate Loans
(Amounts in thousands)

Ratings Category	As of December 31, 2006	As of December 31, 2005
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA-	—	—
A1/A+ through A3/A-	—	—
Baa1/BBB+ through Baa3/BBB-	77,326	2,000
Ba1/BB+ through Ba3/BB-	1,764,598	673,644
B1/B+ through B3/B-	1,153,856	1,095,368
Caa1/CCC+ and lower	93,340	21,547
Non-rated	143,294	107,826
Total	$3,232,414	$1,900,385

Our commercial real estate loan portfolio totaled $108.7 million and $521.7 million as of December 31, 2006 and December 31, 2005, respectively.

We performed an allowance for loan losses analysis as of December 31, 2006, and we have made the determination that no allowance for loan losses was required for our commercial real estate loan portfolio as of December 31, 2006.

The following table summarizes the par value of our commercial real estate loan portfolio stratified by Moody’s and Standard & Poor’s ratings category as of December 31, 2006 and December 31, 2005:

Commercial Real Estate Loans
(Amounts in thousands)

Ratings Category	As of December 31, 2006	As of December 31, 2005
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA-	—	—
A1/A+ through A3/A-	—	—
Baa1/BBB+ through Baa3/BBB-	—	—
Ba1/BB+ through Ba3/BB-	2,908	60,929
B1/B+ through B3/B-	90,882	75,000
Caa1/CCC+ and lower	—	50,000
Non-rated	15,000	336,821
Total	$108,790	$522,750

Asset Repricing Characteristics

Summary

The table below summarizes the repricing characteristics of our investment portfolio as of December 31, 2006 and December 31, 2005, and is classified by interest rate type:

Investment Portfolio
(Dollars in thousands)

	As of December 31, 2006		As of December 31, 2005
	Amortized Cost	Portfolio Mix	Amortized Cost	Portfolio Mix
Floating Rate:
Residential ARM Loans	$1,441,959	8.6%	$2,175,929	14.5%
Residential ARM Securities	5,662,830	33.6	3,369,763	22.5
Corporate Loans	3,200,567	19.0	1,872,277	12.5
Corporate Debt Securities	344,650	2.0	277,030	1.9
Commercial Real Estate Loans	108,693	0.6	486,096	3.2
Commercial Real Estate Debt Securities	—	—	63,168	0.4
Total Floating Rate	10,758,699	63.8	8,244,263	55.0
Hybrid Rate:
Residential Hybrid ARM Loans	3,667,302	21.8	4,252,893	28.4
Residential Hybrid ARM Securities	1,894,941	11.2	2,197,020	14.7
Total Hybrid Rate	5,562,243	33.0	6,449,913	43.1
Fixed Rate:
Corporate Loans	25,000	0.1	25,000	0.2
Corporate Debt Securities	486,321	2.9	202,748	1.4
Commercial Real Estate Loans	—	—	35,646	0.2
Commercial Real Estate Debt Securities	32,000	0.2	19,833	0.1
Total Fixed Rate	543,321	3.2	283,227	1.9
Total	$16,864,263	100.0%	$14,977,403	100.0%

The table above excludes marketable equity securities with a fair value of $69.0 million and amortized cost of $68.1 million, and non-marketable equity securities with a fair value of $166.3 million and amortized cost of $166.3 million as of December 31, 2006. The table above also excludes marketable equity securities with a fair value of $47.0 million and amortized cost of $47.2 million, and non-marketable equity securities with a fair value of $52.5 million and amortized cost of $52.5 million as of December 31, 2005.

Residential ARM Securities

As of December 31, 2006 and December 31, 2005, substantially all of our residential adjustable-rate mortgage (“ARM”) securities were comprised of one-month LIBOR floating rate securities that reprice monthly and were subject to a weighted average maximum net interest rate of 11.83% and 11.63%, respectively, which was materially above the then current weighted average net coupon of 6.46% and 4.62%, respectively. Our repricing risk on our portfolio of residential ARM securities increases materially if interest rates continue to increase to a level where the weighted average coupon rate approaches the weighted average maximum net interest rate of 11.83% and 11.63%, respectively, because the weighted average coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average maximum interest rate of 11.83% and 11.63% as of December 31, 2006 and December 31, 2005, respectively.

Residential Hybrid ARM Securities

As of December 31, 2006 and December 31, 2005, all of our residential hybrid ARM securities had underlying mortgage loans that were originated as 5/1 hybrid ARM loans. As of December 31, 2006 and December 31, 2005, we owned 100% of the securities that represent 100% of the beneficial interest in the 5/1 hybrid ARM loans underlying our portfolio of hybrid ARM securities. When the underlying residential hybrid mortgage loans convert from fixed rate to floating rate, the underlying mortgage loans will have an interest rate based on one-year LIBOR or one-year constant maturity treasury index, or CMT, depending upon if the underlying mortgage loan is a LIBOR- or CMT-based mortgage loan. On the date that the residential hybrid ARM loans convert from a fixed rate to a floating rate loan, which we refer to as the roll date, our portfolio of residential hybrid ARM loans will have a weighted average coupon that is the sum of (i) the post-roll date index, and (ii) the weighted average post-roll date net margin. As of December 31, 2006 and December 31, 2005, all of the mortgage loans underlying our residential hybrid ARM securities had a post-roll date index reset frequency of one year with 34% and 35%, respectively, and based on six-month or one-year LIBOR and 66% and 65%, respectively, based on one-year CMT. Our repricing risk on our portfolio of residential hybrid ARM loans increases materially if interest rates continue to increase to a level where, subsequent to the roll date, the weighted average net coupon rate approaches the weighted average post roll date maximum net interest rate of 9.43% because the post roll date weighted average net coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average post roll date maximum net interest rate or 9.43%. The weighted average coupon on the portfolio of residential hybrid securities was 4.18% and 4.13% as of December 31, 2006 and December 31, 2005, respectively. As of December 31, 2006 and December 31, 2005, the weighted average months until roll date for the mortgage loans underlying our residential hybrid ARM securities was 24 and 36, respectively.

Residential ARM Loans

As of December 31, 2006 and December 31, 2005, all of our residential ARM loans were comprised of one-month LIBOR floating rate loans that reprice monthly and were subject to a weighted average maximum net interest rate of 11.92% and 11.90%, respectively, which was well above the then current weighted average net coupon of 6.43% and 5.05%, respectively. Our repricing risk on our portfolio of residential ARM loans increases materially if interest rates continue to increase to a level where the weighted average net coupon rate approaches the weighted average maximum interest rate of 11.92% and 11.90%, respectively, because the weighted average coupon is subject to a cap which is approximately equal to the weighted average maximum interest rate of 11.92% and 11.90%, respectively.

Residential Hybrid ARM Loans

As of December 31, 2006 and December 31, 2005, all of our residential hybrid ARM loans were originated as either 3/1 or 5/1 hybrid ARM loans. When the loans convert from fixed rate to floating rate, the underlying mortgage loans will have an interest rate based on one-year LIBOR or one-year CMT. On the date that the residential hybrid ARM loans convert from a fixed rate to a floating rate loan, which we refer to as the roll date, our portfolio of residential hybrid ARM loans will have a weighted average coupon that is the sum of (i) the post-roll date index, and (ii) the weighted average post-roll date net margin. As of December 31, 2006 and December 31, 2005, all of our residential hybrid ARM loans had a post-roll date index reset frequency of one-year with 46% and 43%, respectively, based on six-month or one-year LIBOR and 54% and 57%, respectively, based on one-year CMT. Our repricing risk on our portfolio of residential hybrid ARM loans increases materially if interest rates continue to increase to a level where, subsequent to the roll date, the weighted average net coupon rate approaches the weighted average post-roll date maximum net interest rate of 10.13% because the post-roll date weighted average net coupon is subject to a cap which is approximately equal to the weighted average post-roll date maximum net interest rate of 10.13%. The weighted average net coupon on the portfolio of residential hybrid loans was 4.85% as of December 31, 2006 and 2005. As of December 31, 2006 and December 31, 2005, the weighted average months until roll date for the mortgage loans underlying our residential hybrid ARM securities was 33 and 44, respectively.

Corporate Loans and Securities

All of our floating rate corporate loans and securities have index reset frequencies of less than twelve months with the majority of the loans resetting at least quarterly. The weighted average coupon on our floating rate corporate loans and securities was 8.00% and 7.12% as of December 31, 2006 and December 31, 2005, respectively. As of December 31, 2006 and December 31, 2005, the weighted average years to maturity of our floating rate corporate loans and securities was 6.0 years and 6.3 years, respectively.

As of December 31, 2006, our fixed rate corporate debt securities had a weighted average coupon of 9.75% and a weighted average years to maturity of 6.3 years, as compared to 10.58% and 8.7 years, respectively, as of December 31, 2005.

Commercial Real Estate Loans and Securities

All of our floating rate commercial real estate loans have index reset frequencies of less than twelve months. As of December 31, 2006 our floating rate commercial real estate loans had a weighted average coupon of 8.42% and weighted average years to maturity of 2.5 years. As of December 31, 2006, we owned no floating rate commercial real estate securities. As of December 31, 2005, our floating rate commercial real estate loans and securities had a weighted average coupon of 8.70% and weighted average years to maturity of 3.7 years.

As of December 31, 2006 our fixed rate commercial real estate securities had a weighted average coupon of 7.12% and a weighted average years to maturity of 29.9 years. As of December 31, 2006, we owned no fixed rate commercial real estate loans. As of December 31, 2005, our fixed rate commercial real estate loans and securities had a weighted average coupon of 7.95% and a weighted average years to maturity of 7.7 years.

Portfolio Purchases

We purchased $7.8 billion par amount of investments during the year ended December 31, 2006. For the year ended December 31, 2005, we purchased $15.6 billion par amount of investments.

The table below summarizes our investment portfolio purchases for the periods indicated and includes the par amount of the securities and loans that were purchased:

Investment Portfolio Purchases
(Dollars in thousands)

	Year ended December 31, 2006		Year ended December 31, 2005
	Par Amount	%	Par Amount	%
Securities:
Residential ARM Securities	$4,080,156	52.4%	$2,918,325	18.7%
Residential Hybrid ARM Securities	—	—	2,935,532	18.8
Corporate Debt Securities	586,516	7.6	557,820	3.6
Commercial Real Estate Debt Securities	32,000	0.4	85,671	0.6
Total Securities Principal Balance	4,698,672	60.4	6,497,348	41.7
Loans:
Residential ARM Loans	165,021	2.1	2,172,771	13.9
Residential Hybrid ARM Loans	—	—	4,547,632	29.2
Corporate Loans	2,888,684	37.1	1,870,849	12.0
Commercial Real Estate Loans	32,000	0.4	493,129	3.2
Total Loans Principal Balance	3,085,705	39.6	9,084,381	58.3
Grand Total Principal Balance	$7,784,377	100.0%	$15,581,729	100.0%

The table above excludes purchases of $40.4 million (purchase cost) of marketable equity securities during the year ended December 31, 2006 and $28.3 million (purchase cost) during the year ended December 31, 2005. Purchases of $121.5 million (purchase cost) and $52.5 million (purchase cost) of non-marketable equity securities for the year ended December 31, 2006 and December 31, 2005, respectively, are also excluded from the table above.

During the year ended December 31, 2005, we purchased $5.9 billion of securities in connection with five securitization transactions backed by $4.5 billion of residential hybrid ARM loans and $1.4 billion of residential ARM loans. In each of the five securitization transactions, we purchased all of the securities issued, including the subordinate classes. Included in the $5.9 billion of securities purchased, were $0.4 billion of loans we contributed to the securitization transactions, resulting in a net purchase of $5.5 billion of securities. Of the $5.9 billion of securities purchased, approximately 96% were rated AAA by Standard & Poor’s. Each of the special-purpose entities that issued the securities are not considered qualifying special-purpose entities as defined by SFAS No. 140 and are treated as variable interest entities under FIN 46R. We have determined that we are the primary beneficiary of each of the special purpose entities that issued the securities; accordingly, we have recorded these investments as loans and not securities on our Consolidated Balance Sheets.

In addition to the five securitization transactions previously described, during September 2005, we securitized $959.2 million of residential ARM loans and retained all of the securities issued in the securitization transaction, including the subordinate classes. While we retained all of the securities from this transaction, the loans transferred in this securitization are owned by a special purpose entity and the loans are not available to us, our creditors or our stockholders. Of the $959.2 million of securities issued, approximately $908.8 million, or 95%, were rated AAA by Standard & Poor’s. Even though we transferred the loans to a separate bankruptcy-remote legal entity, we did not account for the transaction as a sale as the securitization transaction did not meet the criteria for sales treatment under SFAS No. 140. Accordingly, we did not record a gain or loss in connection with the securitization transaction and have accounted for the transferred assets as loans on our Consolidated Balance Sheets.

Stockholders’ Equity

Our stockholders’ equity at both December 31, 2006 and December 31, 2005 totaled $1.7 billion. Included in our stockholders’ equity as of December 31, 2006 and December 31, 2005, is accumulated other comprehensive income totaling $70.5 million and $18.3 million, respectively.

Our average stockholders’ equity and return on average stockholders’ equity for the year ended December 31, 2006 were $1.7 billion and 7.9%, respectively. Return on average stockholders’ equity is defined as net income divided by weighted average stockholders’ equity. Our average stockholders’ equity and return on average stockholders’ equity for the year ended December 31, 2005 were $1.3 billion and 4.5%, respectively.

Our book value per fully diluted share as of December 31, 2006 and December 31, 2005 was $21.42 and $20.59, respectively, and is computed based on 80,464,713 and 80,374,061 shares issued and outstanding as December 31, 2006 and December 31, 2005, respectively.

On May 3, 2006, our board of directors authorized a cash distribution of $0.45 per share to stockholders of record on May 17, 2006. This distribution was paid on May 31, 2006. The aggregate amount of the distribution, $36.2 million, exceeded net income for the first fiscal quarter of 2006 by $5.8 million.

On August 2, 2006, our board of directors declared a cash distribution of $0.49 per share for the quarter ended June 30, 2006 to stockholders of record on August 16, 2006. The distribution was paid on August 30, 2006. The aggregate amount of the distribution, $39.4 million, exceeded net income for the second fiscal quarter of 2006 by $4.5 million.

On November 2, 2006, our board of directors declared a cash distribution of $0.52 per share for the quarter ended September 30, 2006 to stockholders of record on November 16, 2006. The distribution was paid on November 30, 2006. The aggregate amount of the distribution, $41.8 million, exceeded net income for the third fiscal quarter of 2006 by $9.2 million.

On February 1, 2007, our board of directors declared a cash distribution of $0.54 per share for the quarter ended December 31, 2006 to stockholders of record on February 15, 2007. The distribution will be paid on February 28, 2007. The aggregate amount of the distribution, $43.5 million, exceeds net income for the fourth fiscal quarter of 2006 by $6.1 million.

Liquidity and Capital Resources

We manage our liquidity with the intention of providing the continuing ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. As of December 31, 2006 and December 31, 2005, we had unencumbered assets totaling $612.5 million and $810.4 million, respectively, consisting of unpledged investments, cash and cash equivalents, and other assets. We also have the ability to borrow additional amounts related to certain of our encumbered assets.

We believe that our liquidity level and access to additional financing is in excess of that necessary to sufficiently enable us to meet our anticipated liquidity requirements including, but not limited to, funding our purchases of investments, required cash payments and additional collateral under our borrowings and our derivative transactions, required periodic cash payments related to our derivative transactions, payment of fees and expenses related to our Management Agreement, payment of general corporate expenses and general corporate capital expenditures and distributions to our stockholders, although there can be no assurance in this regard. As of December 31, 2006, we owed our Manager $6.9 million for the payment of management fees and reimbursable expenses pursuant to the Management Agreement.

An increase in prepayment rates on our investments substantially above our expectations could, however, cause a temporary liquidity shortfall due to the timing of the necessary margin calls on our financing arrangements and the actual receipt of the cash related to principal paydowns. In addition, any material event that impacts capital markets participants may also impair our ability to access additional liquidity. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell assets or issue debt or additional equity securities.

Our ability to meet our long-term liquidity and capital resource requirements may be subject to our ability to obtain additional debt financing and equity capital. We may increase our capital resources through offerings of equity securities (possibly including common stock and one or more classes of preferred stock), commercial paper, medium-term notes, securitization transactions structured as secured financings, and senior or subordinated notes. If we are unable to renew, replace or expand our sources of financing on acceptable terms, it may have an adverse effect on our business and results of operations and our ability to make distributions to stockholders. Upon liquidation, holders of our debt securities and lenders with respect to other borrowings will receive, and any holders of preferred stock that we may issue in the future may receive, a distribution of our available assets prior to holders of our common stock. The decisions by investors and lenders to enter into equity, and financing transactions with us will depend upon a number of factors, including our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and our investors’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities.

In order to continue to qualify as a REIT and to eliminate corporate income taxes on the income we distribute to our stockholders, we are required to distribute 90% to 100% of our ordinary taxable income and short-term capital gains on an annual basis.

Sources of Funds

Equity Transactions

On August 12, 2004, we completed our initial private placement of our common stock at $20.00 per share that generated net proceeds of approximately $755.5 million. On June 29, 2005, we completed our IPO of 37,500,000 shares of common stock that generated net proceeds of approximately $848.8 million. We sold 37,471,250 common shares at a price of $24.00 per share and selling stockholders sold 28,750 shares in the IPO. Our stock is listed on the New York Stock Exchange under the symbol “KFN” and began trading on June 24, 2005. On June 23, 2005, we effected a reverse stock split of our common stock at a ratio of one share of common stock for every two shares of common stock then outstanding.

Securitization Transactions

On March 30, 2005, we closed CLO 2005-1, a $1.0 billion CLO transaction that provides us with secured financing for investments consisting of corporate loans and certain other loans and securities. The investments that are owned by CLO 2005-1 secure the CLO 2005-1 senior, mezzanine, and subordinated notes payable, and as a result, those investments are not available to us, our creditors or stockholders. CLO 2005-1 issued a total of $773.0 million of senior secured notes at par to investors and we retained $148.0 million of rated mezzanine notes and $85.5 million of unrated subordinated notes. The rated mezzanine notes consist of $64.0 million rated A2/A, $64.0 million rated Baa3/BBB-, $15.0 million rated Ba2/BB-, and $5.0 million rated B2/B-. All of the notes issued mature on April 26, 2017; however, we have the right to call the notes at par any time after April 2008.

On September 30, 2005, we closed a $5.0 billion asset-backed secured liquidity note facility. This facility provides us with an alternative source of funding our investments in residential mortgage-backed securities by issuing asset-backed secured liquidity notes that are rated A-1+, P-1, and F1+, by Standard and Poor’s, Moody’s and Fitch Inc., respectively. Issuances of asset-backed secured liquidity notes are recorded as borrowings on our Consolidated Balance Sheet. At December 31, 2006, we had $4.7 billion of asset-backed secured liquidity notes outstanding under this facility.

On November 3, 2005, we closed CLO 2005-2, our second $1.0 billion CLO transaction that provides us with secured financing for investments consisting of corporate loans and certain other loans and securities. The investments that are owned by CLO 2005-2 collateralize the CLO 2005-2 debt, and as a result, those investments are not available to us, our creditors or stockholders. CLO 2005-2 issued a total of $752.0 million of senior secured notes, including $150.0 million of senior delayed draw notes, at par to investors and we retained $168.0 million of rated mezzanine notes and $98.5 million of unrated subordinated notes. The rated mezzanine notes consist of $64.0 million rated A2/A, $64.0 million rated Baa2/BBB-, $30.0 million rated Ba2/BB-, and $10.0 million rated B2/B-. All of the notes issued mature on November 26, 2017; however, we have the right to call the notes at par any time after November 2009.

On March 30, 2006, we closed our second $5.0 billion asset-backed secured liquidity note facility. This facility provides us with an alternative source of funding our investments in residential mortgage-backed securities by issuing asset-backed secured liquidity notes that are rated A-1+, P-1, and F1+, by Standard & Poor’s, Moody’s and Fitch Inc, respectively. Issuances of asset-backed secured liquidity notes are recorded as borrowings on our Consolidated Balance Sheets. At December 31, 2006, we had $4.0 billion of asset-backed secured liquidity notes outstanding under this facility.

On September 19, 2006, we closed CLO 2006-1, our third $1.0 billion CLO transaction that provides us with secured financing for investments consisting of corporate loans and certain other loans and securities. The investments that are owned by CLO 2006-1 collateralize the CLO 2006-1 debt, and as a result, those investments are not available to us, our creditors or stockholders. CLO 2006-1 issued a total of $727.5 million of senior secured notes at par to investors and we retained $145.5 million of rated mezzanine notes and $144.0 million of unrated subordinated notes issued by CLO 2006-1. The rated mezzanine notes consist of $12.5 million rated A2/A, $67.0 million rated Baa3/BBB, $48.0 million rated Ba3/BB, and $18.0 million rated B3/B. All of the notes issued mature on August 25, 2018; however, we have the right to call the notes at par any time after August 2010.

In preparation for future securitization transactions, during the year ended December 31, 2005 we formed CDO 2005-1 and CLO 2006-2. CLO 2006-2 will be used to provide secured financing principally for the purchase of corporate and commercial real estate loans and securities. CLO 2006-2 originally executed a $450.0 million warehouse facility, in the form of a repurchase agreement. This facility was amended to increase the total commitment amount to $720.0 million in December 2006. At December 31, 2006, there was $631.3 million outstanding under this facility. The borrowings bear interest at a rate of 30-day LIBOR plus 0.60%. During October 2006, we determined that we would no longer pursue a securitization of commercial real estate investments from CDO 2005-1 and therefore converted the existing $300.0 million warehouse facility into a credit facility that terminates on March 31, 2008. At December 31, 2006 there was $1.1 million outstanding under this facility that bears interest at a rate of 30-day LIBOR plus 1.10%.

Repurchase Agreements

As of December 31, 2006, we had $4.5 billion outstanding on repurchase facilities with five counterparties with a weighted average effective rate of 5.52% and a weighted average remaining term to maturity of 17 days. Because we borrow under repurchase agreements based on the estimated fair value of its pledged investments, and because changes in interest rates can negatively impact the valuation of our pledged investments, our ongoing ability to borrow under our repurchase facilities may be limited and our lenders may initiate margin calls in the event interest rates change or the value of our pledged securities decline as a result of adverse changes in interest rates or credit spreads.

At December 31, 2006, we had repurchase agreements with the following counterparties (dollars in thousands):

Counterparty(2)	Amount At Risk(1)	Weighted Average Maturity (Days)	Weighted Average Interest Rate
Bear Stearns & Co. Inc.	$127,231	17	5.64%
Citigroup Global Markets Ltd	60,950	24	5.42
Credit Suisse First Boston LLC.	46,867	18	5.38
Deutsche Bank AG	363	18	6.45
J. P. Morgan Chase Bank, N.A	8,840	7	5.93
Total	$244,251

Notes:

(1)          Computed as an amount equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)          Counterparty includes subsidiaries and affiliates of each counterparty listed.

Secured Credit Facility

During June 2006 our $275.0 million secured revolving credit facility matured and was replaced with a $375.0 million three year senior secured revolving credit facility. During September 2006, the facility was amended to increase the total commitment amount to $800.0 million with the option to further increase the commitment amount to $900.0 million at any time so long as no default or event of default on the facility has occurred and subject to addition of new lenders, increases in the commitments of existing lenders, or a combination thereof. The new senior secured revolving credit facility matures in June 2009 and consists of two tranches. Outstanding borrowings under the senior secured revolving credit facility bear interest at either (i) an alternate base rate per annum equal to the greater of (a) the prime rate in effect on such day, and (b) the federal funds in effect on such day plus 0.50%, or (ii) an interest rate per annum equal to the LIBOR rate for the applicable interest period plus 0.50% for borrowings under tranche A of the facility and 0.75% for borrowings under tranche B of the facility. As of December 31, 2006, we had $34.7 million in borrowings outstanding under tranche B of this facility.

Junior Subordinated Notes

During March 2006, we formed KKR Financial Capital Trust I (“Trust I”) for the sole purpose of issuing trust preferred securities. On March 28, 2006, Trust I issued preferred securities to unaffiliated investors for gross proceeds of $50.0 million and common securities to us for $1.6 million. The combined proceeds were invested by Trust I in $51.6 million of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Trust I and mature on April 30, 2036, but are callable on or after April 30, 2011. Interest is payable quarterly at a fixed rate of 7.64% through March 2016 and thereafter at a floating rate equal to three-month LIBOR plus 2.65%.

During June 2006, we formed KKR Financial Capital Trust II (“Trust II”) for the sole purpose of issuing trust preferred securities. On June 2, 2006, Trust II issued preferred securities to unaffiliated investors for gross proceeds of $50.0 million and common securities to the Company for $1.6 million. The combined proceeds were invested by Trust II in $51.6 million of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Trust II and mature on July 30, 2036, but are callable on or after July 30, 2011. Interest is payable quarterly at a fixed rate of 8.09% through July 2016 and thereafter at a floating rate equal to three-month LIBOR plus 2.65%.

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

Capital Utilization and Leverage

As of both December 31, 2006 and December 31, 2005, we had stockholders’ equity totaling $1.7 billion and our leverage was 9.1 times and 8.1 times, respectively.

Off-Balance Sheet Commitments

As of December 31, 2006, we had committed to purchase corporate loans with aggregate commitments totaling $42.5 million. In a typical corporate loan or commercial real estate loan syndication, there is a delay between the time we are informed of our allocable portion of such loan and the actual funding of such loan.

We participate in certain contingent financing arrangements, including bridge facilities, whereby we are committed to provide funding at the discretion of the borrower up to a specific predetermined amount. As of December 31, 2006 we had unfunded bridge financing commitments totaling $79.8 million.

Contractual Obligations

The table below summarizes our contractual obligations as of December 31, 2006. The table below excludes accrued interest expenses, contractual commitments related to our derivatives, and amounts payable under the Management Agreement that we have with our Manager because those contracts do not have fixed and determinable payments:

Contractual Obligations
(Amounts in thousands)

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 years
Repurchase agreements	$4,457,089	$4,457,089	$—	$—	$—
CLO 2005-1 senior secured notes	773,000	—	—	—	773,000
CLO 2005-2 senior secured notes	752,000	—	—	—	752,000
CLO 2006-1 senior secured notes	727,500	—	—	—	727,500
Demand loan	41,658	41,658	—	—	—
Secured revolving credit facility	34,710	34,710	—	—	—
Asset-backed secured liquidity notes	8,705,601	8,705,601	—	—	—
Junior subordinated notes	257,743	—	—	—	257,743
Operating leases	14,276	1,723	2,767	2,867	6,919
Total	$15,763,577	$13,240,781	$2,767	$2,867	$2,517,162

REIT Matters

As of December 31, 2006, we believe that we qualified as a REIT under the provisions of the Code. The Code requires, among other things, that at the end of each calendar quarter at least 75% of our total assets must be “real estate assets” as defined in the Code. The Code also requires that each year at least 75% of our gross income come from real estate sources and 95% of our gross income come from real estate sources and certain other passive sources itemized in the Code, such as dividends and interest. As of December 31, 2006, we believe that we were in compliance with such requirements. As of December 31, 2006, we also believe that we met all of the REIT requirements regarding the ownership of our common stock and the distributions of our taxable income. However, the sections of the Code and the corresponding U.S. Treasury Regulations that relate to qualification and taxation as a REIT are highly technical and complex, and our qualification and taxation as a REIT depend upon our ability to meet various qualification tests imposed under the Code (such as those described above in this subsection), including through actual annual operating results, asset composition, distribution levels and diversity of stock ownership. Accordingly, no assurance can be given that we have been organized and have operated, or will continue to be organized and operate, in a manner so as to qualify or remain qualified as a REIT.

To maintain our status as a REIT for federal income tax purposes, we are required to distribute at least 90% of our REIT taxable income for each year. In addition, for each taxable year, to avoid certain federal excise taxes, we are required to declare and pay dividends amounting to certain designated percentages of our taxable income by the end of such taxable year. For the period covered by our calendar year 2006 federal tax return, we believe that we met all of the distribution requirements of a REIT. Because we expect to make distributions based on taxable income, we expect that our distributions may at times be more or less than our reported earnings computed in accordance with GAAP. Total taxable income and REIT taxable income are non-GAAP financial measurements, and do not purport to be an alternative to reported net income (loss) determined in accordance with GAAP as a measure of operating performance or to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity.

Total taxable income is the aggregate amount of taxable income generated by us and by our domestic and foreign taxable REIT subsidiaries. REIT taxable income excludes the undistributed taxable income of our domestic taxable REIT subsidiary, which is not included in REIT taxable income until distributed to us. There is no requirement that our domestic taxable REIT subsidiary distribute its earnings to us. REIT taxable income, however, includes the taxable income of our foreign taxable REIT subsidiaries because we will generally be required to recognize and report their taxable income on a current basis. These non-GAAP financial measurements are important because we are structured as a REIT and the Code requires that we pay substantially all of our taxable income in the form of distributions to our stockholders. The non-GAAP financial measurements of total taxable income and REIT taxable income are important in the determination of the amount of the minimum distributions that we must pay to our stockholders so as to comply with the rules set forth in the Code. Because not all companies use identical calculations, this presentation of total taxable income and REIT taxable income may not be comparable to other similarly titled measures prepared and reported by other companies. The table below reconciles the differences between reported net income (loss) and total taxable income (loss) and REIT taxable income (loss) for the years ended December 31, 2006 and 2005 and the period from August 12, 2004 (inception) through December 31, 2004:

Reconciliation of Reported GAAP Net Income (Loss) to Total Taxable Income
and REIT Taxable Income (Loss)
(Amounts in thousands, except per share amounts)

	Estimated For the Year Ended December 31, 2006		For the Year Ended December 31, 2005		For the period from August 12, 2004 (inception) through December 31, 2004
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Reported net income (loss)	$135,332	$1.71	$55,081	$0.92	$(6,709)	$(0.17)
Interest income and expense	5,509	0.07	3,564	0.06	11	—
Share-based compensation	29,185	0.37	30,246	0.50	(17,651)	(0.43)
Vesting of restricted common stock	(14,211)	(0.18)	(238)	(0.00)
Lease abandonment expense	48	0.00	795	0.01	—	—
Provision for loan losses	—	—	1,500	0.02	—	—
Foreign currency translation gains	(97)	(0.00)	—	—	—	—
Gains on sales of assets to affiliates	306	0.00	3,313	0.06	—	—
Realized and unrealized derivative gains and losses	1,720	0.02	(1,697)	(0.03)	378	0.01
Book/tax difference adjustment for domestic taxable REIT subsidiary	1,683	0.02	1,047	0.02	—	—
Book/tax difference adjustment for foreign taxable REIT subsidiaries	(2,189)	(0.02)	(8,892)	(0.15)	—	—
Other	1,035	0.01	398	0.01	67	—
Income tax expense (benefit)	964	0.01	3,144	0.05	(228)	(0.01)
Total taxable income (loss)	159,285	2.01	88,261	1.47	(24,132)	(0.60)
Undistributed taxable (income) loss of domestic taxable REIT subsidiary	(4,944)	(0.06)	(3,480)	(0.06)	193	—
REIT taxable income (loss)	$154,341	$1.95	$84,781	$1.41	$(23,939)	$(0.60)
Number of common shares outstanding:
Weighted-average diluted common shares outstanding during the period	78,948		60,087		39,796

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

Tax Treatment of Distributions

Dividend Income

For federal income tax purposes, distributions declared and paid in 2006 on our common stock total $1.86 per share. No portion of the distributions is considered a return of capital or long term capital gain. All distributions are fully (100%) taxable as dividend income at ordinary rates to stockholders and no portion of the dividends are eligible for the 15% dividend rate or the corporate dividends received deduction.

Excess Inclusion Income

Stockholders will be required to treat 4.44% of our dividends to the IRS as “excess inclusion income.”

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

We recommend that stockholders discuss the tax consequences of their investment, including the proper tax treatment of any excess inclusion income with their tax advisor.

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

The Securities and Exchange Commission (“SEC”) has not promulgated rules to address precisely what is required for a company to be considered “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” A series of no-action letters issued by the Division of Investment Management (the “Division”) of the SEC, however, reflects the view that at least 55% of a company’s assets must consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans for purposes of the Investment Company Act (collectively, “qualifying real estate assets”), and an additional 25% of a company’s assets must consist of real estate-related assets, leaving no more than 20% of the company’s assets in miscellaneous assets. These no-action letters also indicate what types of assets can be considered qualifying real estate assets. No-action letters issued by the Division are not binding except as they relate to the companies to whom they are addressed, so investors should be aware that the Division may change its position regarding, among other things, what assets might constitute qualifying real estate assets at any time. If the Division were to change its position, we might be required to change our investment strategy to comply with any new guidance provided by the Division. We cannot predict whether such a change would be adverse to us.

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

We also consider agency whole pool certificates to be qualifying real estate assets. An agency whole pool certificate is a certificate issued or guaranteed as to principal and interest by federally chartered entities such as Fannie Mae, Freddie Mac, and, in the case of Ginnie Mae, by the U.S. government, that represents the entire beneficial interest in the underlying pool of mortgage loans. By contrast, an agency certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset for purpose of the 55% test, but constitutes a real estate-related asset for purposes of the 25% test.

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

We are exposed to basis risk between our investments and our borrowings. Interest rates on our floating rate investments and our variable rate borrowings do not reset on the same day or with the same frequency and, as a result, we are exposed to basis risk with respect to index reset frequency. Our floating rate investments may reprice on indices that are different than the indices that are used to price our variable rate borrowings and, as a result, we are exposed to basis risk with respect to repricing index. The basis risks noted above, in addition to other forms of basis risk that exist between our investments and borrowings, may be material and could negatively impact future net interest margins.

Interest rate risk impacts our interest income, interest expense, prepayments, and the fair value of our investments, interest rate derivatives, and liabilities. We manage interest rate risk and make interest rate risk decisions by evaluating our projected earnings under selected interest rate scenarios. We also use static measures of interest rate risk including duration. During periods of increasing interest rates we are biased to purchase investments that are floating rate and we have had that bias since our inception. We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. We generally fund our variable rate investments with variable rate borrowings with similar interest rate reset frequencies. We generally fund our fixed rate and our hybrid investments with short-term variable rate borrowings and we may use interest rate derivatives to hedge the variability of the cash flows associated with our existing or forecasted variable rate borrowings. Hedging activities are complex and accounting for interest rate derivatives as fair value or cash flow hedges in accordance with SFAS No. 133 is difficult. We may not be able to execute certain hedging strategies because we are a REIT and there are complex rules regarding how our hedges impact our compliance with the REIT requirements.

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

The table below presents an approximation of the sensitivity of the market value of our residential mortgage loan and security portfolio and our portfolio of interest rate derivatives excluding those designated as fair value hedges under SFAS No. 133, using BondStudio®. Application of this method results in an estimation of the percentage change in the market value of our residential mortgage assets and interest rate derivatives per 50 basis point shift in interest rates expressed in a measure commonly referred to as duration. Positive portfolio duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. Negative portfolio duration indicates that the market value of the total portfolio will decline if interest rates decline and increase if interest rates rise. The closer duration is to zero, the less interest rate changes are expected to affect the market value of our residential mortgage loan and security portfolio and our investments. Included in the table is a base case duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of December 31, 2006. The other four scenarios assume interest rates are instantaneously 50 and 100 basis points lower and 50 and 100 basis points higher than those implied by the yield curve as of December 31, 2006. For purposes of ARM loans and securities the calculation includes the use of an industry recognized prepayment model, whereas for purposes of hybrid loans and securities the calculation utilizes prepayment estimates determined by management.

Net Portfolio Duration
December 31, 2006

	Base Case	Parallel -50 bps	Parallel -100 bps	Parallel +50 bps	Parallel +100 bps
Residential mortgage assets:
ARM loans and securities	0.07	0.04	0.01	0.12	0.18
Hybrid loans and securities	1.93	1.89	1.86	1.93	1.92
Total residential assets	0.84	0.83	0.82	0.83	0.83
Interest rate swaptions	(0.26)	(0.27)	(0.29)	(0.25)	(0.25)
Amortizing interest rate swaps and corridor	(1.49)	(1.53)	(1.52)	(1.41)	(1.33)
Net portfolio duration	0.15	0.12	0.10	0.15	0.16

Based on the assumptions used, the model output suggests a low degree of portfolio price change given the decreases and increases in interest rates. The table above excludes corporate loans and securities and commercial rate loans and securities totaling $4.1 billion and $140.7 million, respectively, as of December 31, 2006. Changes in assumptions including, but not limited to, volatility, mortgage spreads, prepayment behavior and defaults, as well as the timing and level of interest rate changes, will affect the results of the model. Therefore, actual results are likely to vary from modeled results.

Although market value sensitivity analysis is widely accepted in identifying interest rate risk, it does not take into consideration changes that may occur such as, but not limited to, changes in investment and financing strategies, changes in market spreads, and changes in business volumes.

The use of interest rate derivatives is a critical part of our interest risk management strategy. The table below summarizes the contractual notional balance of our amortizing interest rate swaps and interest rate corridor as of December 31, 2006, and for each of the following five years then ended.

Hedge Instruments Notional Amounts
(Amounts in millions)

	As of December 31,
	2006	2007	2008	2009	2010
Interest rate swaps	$4,600	$3,446	$2,117	$1,200	$182
Interest rate corridors	702	755	715	—	—
Total	$5,302	$4,201	$2,832	$1,200	$182

The following table summarizes the estimated net fair value of our derivative instruments held at December 31, 2006 and December 31, 2005 (amounts in thousands):

Derivative Fair Value

	As of December 31, 2006	As of December 31, 2005
Cash Flow Hedges:
Interest rate corridors	$13,591	$14,762
Interest rate swaps	45,314	40,796
Fair Value Hedges:
Interest rate swaps	13	—
Free-Standing Derivatives:
Interest rate swaptions	75	879
Interest rate swaps	—	198
Credit default swaps	(618)	71
Total rate of return swaps	2,343	727
Net fair value	$60,718	$57,433

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

Item 8.                        Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes to the consolidated financial statements, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-43 in this Annual Report on Form 10-K.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Management’s Annual report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment under the framework in Internal Control—Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2006. Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in “Item 8—Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2006.

Item 11.                 Executive Compensation

The information required by Item 11 is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2006.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2006.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2006.

Item 14.                 Principal Accountants Fees and Services

The information required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC Pursuant to Regulation 14A within 120 days after December 31, 2006.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

Documents filed as part of this report:

1. and 2. Financial Statements and Schedules

All financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in our consolidated financial statements or notes thereto, included in Part II, Item 8, of this Annual Report on Form 10-K.

3. Exhibit Index:

Exhibit Number	Description
2.1

Agreement and Plan of Merger dated as of February 9, 2007 among the Registrant, KKR Financial Holdings LLC and KKR Financial Merger Corp. (incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-140586) and any subsequent amendments thereto. Such Registration Statement was originally filed with the Securities and Exchange Commission on February 9, 2007.)

3.1*	Articles of Amendment and Restatement of the Registrant, dated August 10, 2004
3.2*	Form of Articles of Amendment, dated June 23, 2005
3.3*	Form of Articles of Amendment, dated June 23, 2005
3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on February 1, 2007)
4.1*	Form of Certificate for Common Stock
4.2*	Registration Rights Agreement, dated as of August 12, 2004 between the Registrant and Friedman, Billings, Ramsey & Co., Inc.
10.1*	Management Agreement, dated as of August 12, 2004, between Registrant and KKR Financial Advisors LLC
10.2*	Amended and Restated 2004 Stock Incentive Plan
10.3*	Form of Nonqualified Stock Option Agreement
10.4*	Form of Restricted Stock Award Agreement
10.5*	Form of Restricted Stock Award Agreement for Non-Employee Directors
10.6*	Indenture, dated as of March 30, 2005, by and among KKR Financial CLO 2005-1, Ltd., KKR Financial 2005-1, Corp. and JPMorgan Chase Bank, National Association
10.7*	License Agreement, dated as of August 12, 2004, between the Registrant and Kohlberg Kravis Roberts & Co. L.P.
10.8*	Letter Agreement, dated as of August 12, 2004, between the Registrant and KKR Financial Advisors LLC
10.9*	Credit Agreement, dated as of June 16, 2005, among the Registrant, KKR TRS Holdings, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent
10.10*

First Amendment to Credit Agreement, dated as of June 17, 2005, among the Registrant, KKR TRS Holdings, Inc., the Existing Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A.

10.11*	Collateral Management Agreement, dated as of March 30, 2005, between KKR Financial CLO 2005-1, Ltd. and KKR Financial Advisors II, LLC
10.12*	Fee Waiver Letter, dated April 15, 2005, between KKR Financial CLO 2005-1, Ltd., KKR Financial Advisors II, LLC and JPMorgan Chase Bank, N.A.
21.1**	List of Subsidiaries of the Registrant
23.1**	Consent of Deloitte & Touche LLP
31.1**	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2**	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32**	Certification Pursuant to 18 U.S.C. Section 1350

*                    Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-124103), as amended. Such registration statement was originally filed with the Securities and Exchange Commission on April 15, 2005.

**             Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2006, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

KKR FINANCIAL CORP.
(Registrant)
By:	/s/ SATURNINO S. FANLO
	Name:	Saturnino S. Fanlo
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SATURNINO S. FANLO	Chief Executive Officer and Director	February 23, 2007
Saturnino S. Fanlo	(Principal Executive Officer)
/s/ JEFFREY B. VAN HORN	Chief Financial Officer	February 23, 2007
Jeffrey B. Van Horn	(Principal Financial and Accounting Officer)
/s/ PAUL M. HAZEN	Chairman and Director	February 23, 2007
Paul M. Hazen
/s/ WILLIAM F. ALDINGER	Director	February 23, 2007
William F. Aldinger
/s/ TRACY COLLINS	Director	February 23, 2007
Tracy Collins
/s/ KENNETH M. DEREGT	Director	February 23, 2007
Kenneth M. deRegt
/s/ VINCENT PAUL FINIGAN	Director	February 23, 2007
Vincent Paul Finigan

/s/ R. GLENN HUBBARD	Director	February 23, 2007
R. Glenn Hubbard
/s/ ROSS J. KARI	Director	February 23, 2007
Ross J. Kari
/s/ ELY L. LICHT	Director	February 23, 2007
Ely L. Licht
/s/ DEBORAH H. MCANENY	Director	February 23, 2007
Deborah H. McAneny
/s/ SCOTT C. NUTTALL	Director	February 23, 2007
Scott C. Nuttall
/s/ WILLY STROTHOTTE	Director	February 23, 2007
Willy Strothotte

KKR FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Filed with

Securities and Exchange Commission

December 31, 2006

KKR FINANCIAL CORP. AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of KKR Financial Corp. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent auditors, Deloitte & Touche LLP, an independent registered public accounting firm, have issued an audit report on our assessment of the Company’s internal control over financial reporting and their report follows.

/s/ SATURNINO S. FANLO
Saturnino S. Fanlo
Chief Executive Officer
February 23, 2007

/s/ JEFFREY B. VAN HORN
Jeffrey B. Van Horn
Chief Financial Officer
February 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
KKR Financial Corp.
San Francisco, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that KKR Financial Corp. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 23, 2007 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
KKR Financial Corp.
San Francisco, California

We have audited the accompanying consolidated balance sheets of KKR Financial Corp. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005 and the period from August 12, 2004 (inception) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and the period from August 12, 2004 (inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 23, 2007

KKR Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share information)

	December 31, 2006	December 31, 2005
Assets
Cash and cash equivalents	$5,125	$16,110
Restricted cash and cash equivalents	138,065	80,223
Securities available-for-sale, $8,336,435 and $5,910,399 pledged as collateral as of December 31, 2006 and December 31, 2005, respectively	8,500,636	6,149,506
Loans, net of allowance for loan losses of $1,500 as of December 31, 2006 and December 31, 2005	8,442,021	8,846,341
Derivative assets	63,433	58,898
Interest receivable	84,048	59,993
Principal receivable	4,540	7,108
Non-marketable equity securities	166,323	52,500
Investment in unconsolidated affiliate	104,035	—
Other assets	56,951	19,861
Total assets	$17,565,177	$15,290,540
Liabilities
Repurchase agreements	$4,457,089	$9,761,258
Collateralized loan obligation senior secured notes	2,252,500	1,500,000
Asset-backed secured liquidity notes	8,705,601	2,008,069
Secured revolving credit facility	34,710	54,000
Secured demand loan	41,658	40,511
Junior subordinated notes	257,743	—
Payable for securities purchases	—	196,315
Accounts payable, accrued expenses and other liabilities	45,237	45,925
Accrued interest payable	36,991	21,415
Related party payable	6,901	3,673
Income tax liabilities	601	2,763
Derivative liabilities	2,715	1,465
Total liabilities	15,841,746	13,635,394
Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued and outstanding at December 31, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized and 80,464,713 shares issued and outstanding at December 31, 2006 and 80,374,061 shares issued and outstanding at December 31, 2005	805	804
Additional paid-in-capital	1,670,330	1,639,996
Accumulated other comprehensive income	70,520	18,344
Accumulated deficit	(18,224)	(3,998)
Total stockholders’ equity	1,723,431	1,655,146
Total liabilities and stockholders’ equity	$17,565,177	$15,290,540

See notes to consolidated financial statements.

KKR Financial Corp. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share information)

	Year ended December 31, 2006	Year ended December 31, 2005	For the Period from August 12, 2004 (Inception) through December 31, 2004
Net investment income:
Securities interest income	$404,957	$186,510	$2,715
Loan interest income	533,037	206,663	1,914
Dividend income	3,656	3,421	296
Other interest income	8,387	3,335	3,197
Total investment income	950,037	399,929	8,122
Interest expense	(741,680)	(279,718)	(975)
Provision for loan losses	—	(1,500)	—
Net investment income	208,357	118,711	7,147
Other income (loss):
Net realized and unrealized gain (loss) on derivatives and foreign exchange	4,448	113	(570)
Net realized gain on investments	10,585	4,117	75
Fee and other income	5,722	3,330	7
Total other income (loss)	20,755	7,560	(488)
Non-investment expenses:
Related party management compensation	65,298	50,791	11,222
Professional services	4,904	4,121	901
Loan servicing expense	14,750	5,143	—
Insurance expense	909	975	335
Directors expenses	1,486	1,071	341
General and administrative expenses	11,191	5,945	797
Total non-investment expenses	98,538	68,046	13,596
Income (loss) before equity in income of unconsolidated affiliate and income tax expense (benefit)	130,574	58,225	(6,937)
Equity in income of unconsolidated affiliate	5,722	—	—
Income (loss) before income tax expense (benefit)	136,296	58,225	(6,937)
Income tax expense (benefit)	964	3,144	(228)
Net income (loss)	$135,332	$55,081	$(6,709)
Net income (loss) per common share:
Basic	$1.73	$0.93	$(0.17)
Diluted	$1.71	$0.92	$(0.17)
Weighted-average number of common shares outstanding:
Basic	78,166	58,998	39,796
Diluted	78,948	60,087	39,796
Distributions declared per common share	$1.86	$0.97	$—

See notes to consolidated financial statements.

KKR Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)

	Shares of Common Stock	Common Stock at Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at August 12, 2004	—	$—	$1	$—	$—	$—	$1
Net loss	—	—	—	—	(6,709)	(6,709)	(6,709)
Net change in unrealized gain on securities available-for-sale	—	—	—	1,720	—	1,720	1,720
Comprehensive loss						$(4,989)
Issuance of common stock, net of expenses	41,004	410	760,865	—	—		761,275
Amortization of common stock options	—	—	461	—	—		461
Balance at December 31, 2004	41,004	410	761,327	1,720	(6,709)		756,748
Net income					55,081	$55,081	55,081
Net change in unrealized gain on cash flow hedges	—	—	—	45,559	—	45,559	45,559
Net change in unrealized loss on securities available-for-sale	—	—	—	(28,935)	—	(28,935)	(28,935)
Comprehensive income	—	—	—	—	—	$71,705
Cash distributions on common stock	—	—	—	—	(52,370)		(52,370)
Issuance of common stock, net of expenses	39,375	394	848,423	—	—		848,817
Amortization of restricted common stock	—	—	28,104	—	—		28,104
Forfeiture of restricted common stock	(5)	—	(13)	—	—		(13)
Amortization of common stock options	—	—	2,155	—	—		2,155
Balance at December 31, 2005	80,374	804	1,639,996	18,344	(3,998)		1,655,146
Net income	—	—	—	—	135,332	$135,332	135,332
Net change in unrealized gain on cash flow hedges	—	—	—	5,287	—	5,287	5,287
Net change in unrealized gain on securities available-for-sale	—	—	—	38,991	—	38,991	38,991
Net change in unrealized gain on securities available-for-sale from investment in unconsolidated affiliate	—	—	—	7,898	—	7,898	7,898
Comprehensive income	—	—	—	—	—	$187,508
Cash distributions on common stock	—	—	—	—	(149,558)		(149,558)
Exercise of common stock options by Manager	58	1	1,149	—	—		1,150
Grant of restricted common stock to Directors	33	—	163	—	—		163
Amortization of restricted common stock	—	—	28,352	—	—		28,352
Amortization of common stock options	—	—	670	—	—		670
Balance at December 31, 2006	80,465	$805	$1,670,330	$70,520	$(18,224)		$1,723,431

See notes to consolidated financial statements.

KKR Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year ended December 31, 2006	Year ended December 31, 2005	For the Period from August 12, 2004 (Inception) through December 31, 2004
Cash flows from operating activities:
Net income (loss)	$135,332	$55,081	$(6,709)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized and unrealized (gain) loss on derivatives	(3,191)	(851)	527
Realized gain on equity shorts	(52)	—	—
Net realized and unrealized gain on foreign exchange	(1,257)	(68)	—
Provision for loan losses	—	1,500	—
Share-based compensation	29,185	30,246	6,226
Net gain on sale of securities available-for-sale	(5,745)	(2,667)	—
Net gain on sale of loans	(4,840)	(1,450)	—
Depreciation and amortization	4,952	10,634	81
Deferred income tax expense (benefit)	(1)	925	(228)
Equity in income of unconsolidated affiliate	(5,722)	—	—
Changes in assets and liabilities:
Interest receivable	(27,791)	(57,621)	(2,694)
Other assets	(1,468)	(10,047)	(710)
Related party payable	3,228	1,908	1,765
Accounts payable, accrued expenses and other liabilities	(2,799)	46,833	1,157
Accrued interest payable	15,576	20,644	771
Net cash provided by operating activities	135,407	95,067	186
Cash flows from investing activities:
Purchase of securities available-for-sale	(4,928,207)	(6,279,068)	(1,664,369)
Principal payments on securities available-for-sale	2,167,583	1,561,034	14,813
Proceeds from sale of securities available-for-sale	269,381	381,134	—
Purchase of loans	(3,118,947)	(9,219,553)	(683,377)
Principal payments on loans	2,445,406	846,504	620
Proceeds from sale of loans	1,075,880	207,160	—
Purchases of non-marketable equity securities	(121,515)	(52,500)	—
Proceeds from non-marketable equity securities	7,692	—	—
Purchase of derivatives	—	(1,477)	—
Net settlements from derivatives	4,145	—	—
Proceeds from sale of derivatives	973	—	—
Net additions to restricted cash and cash equivalents	(57,842)	(78,902)	(1,321)
Purchase of leasehold improvements and equipment	(6,726)	(1,716)	(993)
Investment in unconsolidated affiliate	(90,415)	—	—
Net cash used in investing activities	(2,352,592)	(12,637,384)	(2,334,627)
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	848,817	755,510
Net proceeds from exercise of common stock options	1,150	—	—
Proceeds from borrowings:
Repurchase agreements	162,602,474	116,764,832	2,285,274
Asset-backed secured liquidity notes	72,403,120	3,265,145	—
Collateralized loan obligation senior secured notes	752,500	1,500,000	—
Secured revolving credit facility	2,809,740	87,000	—
Secured demand loan	4,996,716	12,636	27,875
Junior subordinated notes	250,000	—	—
Capitalized financing Costs	(37,218)	(8,288)	—
Purchase of interest rate derivatives	—	(10,072)	—
Repayments of borrowings:
Repurchase agreements	(167,906,643)	(108,561,848)	(727,000)
Asset-backed secured liquidity notes	(65,691,482)	(1,261,644)	—
Secured revolving credit facility	(2,829,030)	(33,000)	—
Secured demand loan	(4,995,569)	—	—
Distributions on common stock	(149,558)	(52,370)	—
Net cash provided by financing activities	2,206,200	12,551,208	2,341,659
Net increase (decrease) in cash and cash equivalents	(10,985)	8,891	7,218
Cash and cash equivalents at beginning of period	16,110	7,219	1
Cash and cash equivalents at end of period	$5,125	$16,110	$7,219
Supplemental cash flow information:
Cash paid for interest	$1,759,435	$259,074	$230
Cash paid for taxes	$3,518	$152	$—
Non-cash investing and financing activities:
(Receivable) Payable for securities (sales) purchases	$(1,358)	$196,315	$—
Issuance of restricted common stock	$163	$42,405	$24,178

See notes to consolidated financial statements.

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Organization

KKR Financial Corp., and its subsidiaries (collectively, the “Company” or “KKR Financial”), is a specialty finance company that invests in multiple asset classes and uses leverage with the objective of generating competitive leveraged risk-adjusted returns. The Company currently makes investments in the following asset classes: (i) residential mortgage loans and mortgage-backed securities; (ii) corporate loans and debt securities; (iii) commercial real estate loans and debt securities; (iv) asset-backed securities; and (v) marketable and non-marketable equity securities. The Company also makes opportunistic investments in other asset classes from time to time.

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

On August 12, 2004, the Company completed its initial private placement of shares of its common stock at $20.00 per share that generated net proceeds of approximately $755.5 million. On June 23, 2005, the Company effectuated a reverse stock split of its common stock at a ratio of one share of common stock for every two shares of common stock then outstanding. On June 29, 2005, the Company completed its initial public offering (the “IPO”) of 37,500,000 shares of common stock that generated net proceeds of approximately $848.8 million. The Company sold 37,471,250 common shares at a price of $24.00 per share and selling stockholders sold 28,750 shares in the IPO. The accompanying consolidated financial statements have been adjusted to give effect to the reverse stock split for all periods presented. The Company’s stock is listed on the New York Stock Exchange under the symbol “KFN” and began trading on June 24, 2005.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company, certain of its taxable REIT subsidiaries, its qualified REIT subsidiaries, consolidated residential mortgage loan securitization trusts where the Company is the primary beneficiary, and entities established to complete secured financing transactions that are considered to be variable interest entities and for which the Company is the primary beneficiary. The Company owns a 49.9% limited partnership interest in KKR Financial Holdings I, L.P. (“KFH”) that is accounted for using the equity method.

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

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

The Company monitors its available-for-sale securities portfolio for impairments. A loss is recognized when it is determined that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary. The Company considers many factors in determining whether the impairment of a security is deemed to be other-than-temporary, including but not limited to the length of time the security has had a decline in estimated fair value below its amortized cost, the amount of the unrealized loss, the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings.

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

Non-marketable Equity Securities

Non-marketable equity securities consist primarily of private equity investments. These investments are accounted for under the cost method. The Company reviews these investments quarterly for possible other-than-temporary impairment. The Company reduces the carrying value of the investment and recognizes a loss when the Company considers a decline in estimated fair value below the cost basis of the security to be other-than-temporary.

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

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Allowance and Provision for Loan Losses

The Company maintains an allowance for loan losses at a level that the Company believes is adequate based on an evaluation of known and inherent risks related to its loan investments. When determining the adequacy of the allowance for loan losses the Company considers historical and industry loss experience, economic conditions and trends, the estimated fair values of our loans, credit quality trends and other factors that the Company determines are relevant. Loans are generally evaluated for impairment individually, but loans purchased on a pooled basis with relatively smaller balances and substantially similar characteristics may be evaluated collectively for impairment. The Company’s allowance for loan losses consists of an allocated component and an unallocated component. The allocated component of our allowance for loan losses reflects our estimate of losses on individual loans and our unallocated component reflects our estimate of losses on pools or groups of similar loans.

The Company’s investments in commercial real estate loans and corporate loans are not homogeneous and the Company individually reviews each of the loans for impairments and uses relevant information in its analysis, including current estimated fair values, current valuation multiples, estimated fair values and quality of collateral, projected operating cash flow and projected liquidation cash flows. The Company considers a loan to be impaired when, based on current information and events, the Company believes it is probable that it will be unable to collect all amounts due to it based on the contractual terms of the loan. When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its estimated fair value. Increases in the allowance for loan losses are recognized in the Company’s results of operations as a provision for loan losses. When the Company makes a determination that some or all of a loan is uncollectible, the Company charges-off or writes-down the loan and the allowance for loan losses is reduced.

The Company’s residential mortgage loans are relatively homogeneous and the adequacy of the allowance for loan losses is based on a review of relevant factors including, but not limited to, estimated fair values, industry statistics, current economic conditions, loan portfolio composition, estimated fair values and quality of collateral, delinquency trends and credit losses realized to-date on underlying loans. Two critical assumptions used in estimating the loan loss reserves for the residential mortgage loan portfolio are an assumed rate of default, which is the expected rate at which loans go into foreclosure over their life, and an assumed rate of loss severity, which represents the expected rate of realized loss upon disposition of the properties that have gone into foreclosure.

An impaired loan may be left on accrual status during the period the Company is pursuing repayment of the loan; however, the loan is placed on non-accrual status at such time as: (i) management believes that scheduled debt service payments may not be paid when contractually due; (ii) the loan becomes 90 days delinquent; (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (iv) the net realizable value of the underlying collateral securing the loan decreases below the Company’s carrying value of such loan. While on non-accrual status, previously recognized accrued interest is reversed and interest income is recognized only upon actual receipt.

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

Derivative Financial Instruments

The Company recognizes all derivatives on the consolidated balance sheet at estimated fair value. On the date the Company enters into a derivative contract, the Company designates and documents each derivative contract as one of the following at the time the contract is executed: (i) a hedge of a recognized asset or liability (“fair value” hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); (iii) a hedge of a net investment in a foreign operation; or (iv) a derivative instrument not designated as a hedging instrument (“free-standing derivative”). For a fair value hedge, the Company records changes in the estimated fair value of the derivative and, to the extent that it is effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in the current period earnings in the same financial statement category as the hedged item. For a cash flow hedge, the Company records changes in the estimated fair value of the derivative to the extent that it is effective in other comprehensive income. The Company subsequently reclassifies these changes in estimated fair value to net income in the same period(s) that the hedged transaction affects earnings in the same financial statement category as the hedged item. For free-standing derivatives, the Company reports changes in the fair values in current period non-net investment income.

The Company formally documents at inception its hedge relationships, including identification of the hedging instruments and the hedged items, its risk management objectives, strategy for undertaking the hedge transaction and the Company’s evaluation of effectiveness of its hedged transactions. Periodically, as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS No. 133”), the Company also formally assesses whether the derivative it designated in each hedging relationship is expected to be and has been highly effective in offsetting changes in estimated fair values or cash flows of the hedged item using either the dollar offset or the regression analysis method.

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

If the Company determines that a derivative is not highly effective as a hedge, it discontinues hedge accounting.

Foreign Currency

The Company makes investments in non-U.S. dollar denominated securities and loans. As a result, the Company is subject to the risk of fluctuation in the exchange rate between the U.S. dollar and the foreign currency in which it makes an investment. In order to reduce the currency risk, the Company may hedge the applicable foreign currency. All investments denominated in a foreign currency are converted to the U.S. dollar using prevailing exchange rates on the balance sheet date. Income, expenses, gains and losses on investments denominated in a foreign currency are converted to the U.S. dollar using the prevailing exchange rates on the dates when they are recorded. Foreign exchange gains and losses are recorded in the consolidated statements of operations.

Manager Compensation

The Management Agreement provides for the payment of a base management fee to the Manager, as well as an incentive fee if the Company’s financial performance exceeds certain benchmarks. See Note 12 for the specific terms of the computation and payment of the incentive fee. The base management fee and the incentive fee are accrued and expensed during the period for which they are earned by the Manager.

Share-Based Compensation

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

KKR TRS Holdings, Inc. (“TRS Inc.”), KKR TRS Holdings, Ltd. (“TRS Ltd.”), CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2006-2 and CDO 2005-1 are not consolidated for federal income tax return purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in TRS Inc., a domestic taxable REIT subsidiary, because it is taxed as a regular subchapter C corporation under the provisions of the Code.

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the federal income tax basis of assets and liabilities as of each consolidated balance sheet date. TRS Ltd., CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2006-2 and CDO 2005-1, the Company’s foreign taxable REIT subsidiaries, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. Therefore, despite their status as taxable REIT subsidiaries, they generally will not be subject to corporate income tax on their earnings, and no provisions for income taxes for the year ended December 31, 2006 were required; however, the Company will generally be required to include their current taxable income in its calculation of REIT taxable income.

Earnings Per Share

In accordance with SFAS No. 128, Earnings per Share, the Company presents both basic and diluted earnings (loss) per common share (“EPS”) in its consolidated financial statements and footnotes thereto. Basic earnings (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income or loss allocable to common stockholders by the weighted-average number of common shares, including vested restricted common shares, outstanding for the period. Diluted earnings per share (“Diluted EPS”) reflects the potential dilution of common stock options and unvested restricted common stock, if they are not anti-dilutive. See Note 3 for earnings per common share computations.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”). Key provisions of SFAS No. 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of SFAS No. 133, thereby narrowing such exception; (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with SFAS No. 133. The Company is required to adopt SFAS No. 155 in the first quarter of 2007 and does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

taken in a tax return. The Company is required to adopt FIN 48 in the first quarter of 2007 and does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The Company is required to adopt SFAS No. 157 in the first quarter of 2008 and does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 requires a dual evaluation approach—evaluation of an error from both a balance sheet perspective and results of operations perspective—when quantifying and evaluating the materiality of a misstatement. The Company adopted SAB No. 108 as of December 31, 2006 and the adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The Company is required to adopt SFAS No. 159 in the first quarter of 2008 and is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 3. Earnings per Share

The Company calculates basic net income per common share by dividing net income for the period by the weighted-average shares of its common stock outstanding for the period. Diluted net income per common share takes into account the effect of dilutive instruments, such as common stock options and unvested restricted common stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares of its common stock outstanding. The following table presents a reconciliation of basic and diluted net income per common share for the years ended December 31, 2006 and 2005 (amounts in thousands, except per share information):

	Year ended December 31, 2006	Year ended December 31, 2005
Basic:
Net income	$135,332	$55,081
Weighted-average number of common shares outstanding	78,166	58,998
Basic net income per common share	$1.73	$0.93
Diluted:
Net income	$135,332	$55,081
Weighted-average number of common shares outstanding	78,166	58,998
Plus: Incremental shares from assumed conversion of dilutive instruments	782	1,089
Adjusted weighted-average number of common shares outstanding	78,948	60,087
Diluted net income per common share	$1.71	$0.92

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

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 4. Securities Available-for-Sale

The following table summarizes the Company’s securities classified as available-for-sale as of December 31, 2006, which are carried at estimated fair value (amounts in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value Hedge Adjustment	Estimated Fair Value
Residential mortgage-backed securities	$7,557,771	$16,130	$(37,705)	$—	$7,536,196
Commercial mortgage-backed securities	32,000	36	—	(13)	32,023
Asset-backed securities	31,071	203	(37)	—	31,237
Corporate securities	799,900	36,697	(4,385)	—	832,212
Common and preferred stock	68,113	1,314	(459)	—	68,968
Total	$8,488,855	$54,380	$(42,586)	$(13)	$8,500,636

The following table shows the gross unrealized losses and fair value of the Company’s securities investments, aggregated by length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2006 (amounts in thousands):

	Less Than 12 months		12 Months or More		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Residential mortgage-backed securities	$—	$—	$1,853,323	$(37,705)	$1,853,323	$(37,705)
Commercial mortgage-backed securities	—	—	—	—	—	—
Asset-backed securities	7,462	(37)	—	—	7,462	(37)
Corporate securities	61,848	(4,106)	18,907	(279)	80,755	(4,385)
Common and preferred stock	33,063	(459)	—	—	33,063	(459)
Total	$102,373	$(4,602)	$1,872,230	$(37,984)	$1,974,603	$(42,586)

The unrealized losses in the above table are temporary impairments due to market factors and are not reflective of credit deterioration. The Company has performed credit analyses in relation to these investments and has determined that the carrying value of these investments is fully recoverable over their expected holding period. As the Company has the intent and ability to hold these investments until recovery, unrealized losses are not considered to be other-than-temporary impairments.

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

During the year ended December 31, 2006, the Company had gross realized gains and losses from the sales of corporate and commercial real estate securities of $6.9 million and $1.2 million, respectively. During the year ended December 31, 2005, the Company had gross realized gains and losses from the sales of securities of $2.8 million and $0.1 million, respectively, and did not sell any securities during the period from Inception through December 31, 2004.

The following table summarizes the estimated fair value of debt securities by contractual maturity as of December 31, 2006 (dollars in thousands):

Description	Estimated Fair Value	Weighted Average Coupon
Due within one year	$32,499	7.7%
One to five years	182,718	7.6
Five to ten years	616,995	10.2
Greater than ten years	7,599,456	5.9
Total	$8,431,668

Mortgage-backed and asset-backed securities included in the table above were allocated based on contractual principal maturities assuming no prepayments. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 4. Securities Available-for-Sale (Continued)

Note 7 to these consolidated financial statements describes the Company’s borrowings under which the Company has pledged securities available-for-sale for borrowings under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions. The following table summarizes the estimated fair value of securities pledged as collateral under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions as of December 31, 2006 (amounts in thousands):

	Residential Mortgage-Backed Securities	Commercial Mortgage-Backed Securities	Corporate Securities(1)	Common and Preferred Stock
Pledged as collateral for borrowings under repurchase agreements	$1,378,199	$32,023	$310,856	$—
Pledged as collateral for asset-backed secured liquidity notes	6,126,699	—	—	—
Pledged as collateral for borrowings under secured revolving credit facility	—	—	33,186	—
Pledged as collateral for borrowings under secured demand loan	—	—	—	47,056
Pledged as collateral for collateralized loan obligation senior secured notes	—	—	408,416	—
Total	$7,504,898	$32,023	$752,458	$47,056

(1)          Includes asset-backed securities.

The following table summarizes the estimated fair value of securities pledged as collateral under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions as of December 31, 2005 (amounts in thousands):

	Residential Mortgage-Backed Securities	Commercial Mortgage-Backed Securities	Corporate Securities(1)	Common and Preferred Stock
Pledged as collateral for borrowings under repurchase agreements	$4,534,257	$65,352	$286,365	$—
Pledged as collateral for asset-backed secured liquidity notes	720,370	—	—	—
Pledged as collateral for borrowings under secured revolving credit facility	—	—	82,888	—
Pledged as collateral for borrowings under secured demand loan	—	—	—	45,057
Pledged as collateral for collateralized loan obligation senior secured notes	—	5,021	171,089	—
Total	$5,254,627	$70,373	$540,342	$45,057

(1)          Includes asset-backed securities.

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 5. Loans

The following table summarizes the Company’s loans as of December 31, 2006 (amounts in thousands):

	Principal	Unamortized Premium/(Discount)	Net Amortized Cost
Residential mortgage loans	$5,092,419	$16,842	$5,109,261
Corporate loans	3,232,414	(6,847)	3,225,567
Commercial real estate loans	108,790	(97)	108,693
Allowance for loan losses for residential mortgage loans	(1,500)	—	(1,500)
Total loans held for investment	8,432,123	9,898	8,442,021
Loans held for sale	—	—	—
Total loans, net of allowance for loan losses	$8,432,123	$9,898	$8,442,021

The following table summarizes the Company’s loans as of December 31, 2005 (amounts in thousands):

	Principal	Unamortized Premium/(Discount)	Net Amortized Cost
Residential mortgage loans	$6,405,701	$23,121	$6,428,822
Corporate loans	1,900,385	(3,108)	1,897,277
Commercial real estate loans	522,750	(1,008)	521,742
Allowance for loan losses for residential mortgage loans	(1,500)	—	(1,500)
Total loans held for investment	8,827,336	19,005	8,846,341
Loans held for sale	—	—	—
Total loans, net of allowance for loan losses	$8,827,336	$19,005	$8,846,341

Note 7 to these consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions. The following table summarizes the carrying value of loans pledged as collateral under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions as of December 31, 2006 (amounts in thousands):

	Residential Mortgage Loans	Corporate Loans	Commercial Real Estate Loans
Pledged as collateral for borrowings under repurchase agreements	$2,136,419	$596,976	$15,000
Pledged as collateral for asset-backed secured liquidity notes	2,905,586	—	—
Pledged as collateral for borrowings under secured revolving credit facility	—	174,893	—
Pledged as collateral for collateralized loan obligation senior secured notes	—	2,452,066	93,693
Total	$5,042,005	$3,223,935	$108,693

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

Residential Mortgage Loans

The following is a reconciliation of carrying amounts of residential mortgage loans for the years ended December 31, 2006 and 2005 (amount in thousands):

	2006	2005
Balance at January 1	$6,428,822	$229,855
Loan purchases (principal)	165,021	6,720,923
Principal payments	(1,477,024)	(545,077)
Transfers to REO	(1,279)	—
Net unamortized premium	(6,279)	23,121
Balance at December 31	$5,109,261	$6,428,822

During the year ended December 31, 2005, the Company purchased $5.9 billion of securities in connection with five securitization transactions backed by $4.5 billion of residential hybrid ARM loans and $1.4 billion of residential ARM loans. In each of the five securitization transactions, the Company purchased all of the securities issued, including the subordinate classes. Included in the $5.9 billion of securities purchased, were $0.4 billion of loans contributed to the securitization transactions by the Company, resulting in a net purchase by the Company of $5.5 billion of securities. Of the $5.9 billion of securities purchased, approximately 96% were rated AAA by Standard & Poor’s Ratings Service (“Standard & Poor’s”). Each of the special-purpose entities that issued the securities are not considered qualifying special-purpose entities as defined by SFAS No. 140 and are treated as VIEs under FIN 46R. The Company has determined that it is the primary beneficiary of each of the special-purpose entities that issued the securities; accordingly, the Company recorded its investments as loans and not securities.

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

The following table summarizes the geographic distribution of the Company’s residential mortgage loan portfolio as of December 31, 2006 (dollar amounts in thousands):

State or Territory	Number of Loans	Principal Amount	% of Principal Amount
California	3,321	$1,935,524	38.0%
Florida	905	430,069	8.4
New York	523	328,411	6.5
New Jersey	443	235,048	4.6
Virginia	453	208,335	4.1
Other	4,572	1,955,032	38.4
Total	10,217	$5,092,419	100.0%

The following table summarizes the delinquency statistics of residential mortgage loans as of December 31, 2006 (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
30 to 59 days	90	$35,968
60 to 89 days	10	3,040
90 days or more	15	2,855
In foreclosure	18	5,442
Total	133	$47,305

The following table summarizes the delinquency statistics of residential mortgage loans as of December 31, 2005 (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
30 to 59 days	82	$31,049
60 to 89 days	11	3,427
90 days or more	6	1,589
Total	99	$36,065

As of December 31, 2006, six of the residential mortgage loans owned by the Company with an outstanding balance of $1.3 million (not included in the table above) were real estate owned (“REO”) as a result of foreclosure on delinquent loans. For each of the six loans, the estimated fair value of the underlying property exceeds the loan balance and the Company has therefore not recorded a charge against the Company’s allowance for loan losses, and the loans have been reclassified from loans to

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 5. Loans (Continued)

other assets on the Company’s balance sheet at the lower of cost or estimated fair value. There was no REO as of December 31, 2005.

As of December 31, 2006, the Company had thirty-three loans that were either 90 days or greater past due or in foreclosure and placed on non-accrual status. During the year ended December 31, 2006, the Company did not recognize approximately $0.3 million in interest income for loans that were either in non-accrual status or classified as REO.

The following table summarizes the changes in the allowance for loan losses for the Company’s residential mortgage loan portfolio during the year ended December 31, 2006 (amounts in thousands):

Balance, beginning of period	$1,500
Provision for loan losses	—
Charge-offs	—
Balance, end of period	$1,500

Corporate Loans

As of December 31, 2006, one corporate loan with a balance of $22.2 million was placed on non-accrual status. Accordingly, the Company did not recognize $0.3 million of interest income related to this loan during the year ended December 31, 2006.

As of December 31, 2006 and 2005, no corporate loans were delinquent and as of December 31, 2006 and 2005, the Company had not recorded an allowance for loan losses for its corporate loan portfolio. In reviewing the Company’s portfolio of corporate loans, the Company determined that no loans were impaired as of December 31, 2006 and 2005.

Note 6. Investment in Unconsolidated Affiliate

As of December 31, 2006, the Company’s investment in an unconsolidated affiliate consisted of a 49.9% limited partnership interest in KFH. The remaining 50.1% of KFH is owned by three private investment funds (collectively, the “KKR Strategic Capital Funds”) and the general partner of the KKR Strategic Capital Funds. The KKR Strategic Capital Funds are managed by an affiliate of the Company’s Manager and the KFH general partner is 100% owned by the Company’s Manager. The Company’s investment in KFH is accounted for under the equity method. Under the equity method, the Company’s initial investment is recorded at cost and is subsequently adjusted to recognize the Company’s share of KFH’s earnings or losses. Distributions received reduce the carrying amount of the investment.

KFH was formed during the third quarter of 2006 and is the primary beneficiary of four special purpose entities formed during the third quarter of 2006 to complete secured financing transactions to finance certain investments in corporate loans and securities. The special purpose entities are KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”), KKR Financial CLO 2007-2, Ltd. (“CLO 2007-2), KKR Financial CLO 2007-3, Ltd. (“CLO 2007-3”), and KKR Financial CLO 2007-4, Ltd (“CLO 2007-4”). Each of these entities were established to complete secured financing transactions. CLO 2007-1, CLO 2007-2, and CLO 2007-3 have elected to be treated as taxable REIT subsidiaries for federal tax purposes. During August 2006, CLO 2007-1, CLO 2007-2 and CLO 2007-3 each entered into separate

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 6. Investment in Unconsolidated Affiliate (Continued)

credit facilities, with a maximum commitment amount of $600.0 million, $500.0 million and $600.0 million, respectively. Each of these facilities bear interest at a rate of 30-day London Interbank Offered Rate (“LIBOR”) plus 0.50%. As of December 31, 2006, CLO 2007-4 had not entered into a credit facility agreement and had no assets or liabilities.

As of December 31, 2006, KFH had $1.1 billion in assets consisting of $746.3 million of corporate loans, $294.5 million of corporate securities, $12.5 million of restricted cash, $12.1 million of interest receivable, and $6.6 million of other receivables. As of December 31, 2006, KFH had liabilities totaling $863.9 million consisting of $851.8 million of borrowings under repurchase agreements and $12.1 million of interest payable. As of December 31, 2006, KFH had net unrealized gains on its investments in securities classified as available-for-sale totaling $15.8 million. During the year ended December 31, 2006, KFH had net income of $11.4 million consisting of $23.5 million of interest income less $12.1 million of interest expense.

Note 7. Borrowings

The Company leverages its portfolio of securities and loans through the use of repurchase agreements, asset-backed secured liquidity notes, warehouse facilities, demand loans, and securitization transactions structured as secured financings. Each of the borrowing facilities used by the Company bears interest at floating rates based on a spread above LIBOR or asset-backed secured liquidity note interest rates.

Certain information with respect to the Company’s borrowings as of December 31, 2006 is summarized in the following table (dollars in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral(1)
Repurchase agreements	$3,824,728	5.44%	19	$3,728,241
Demand loan	41,658	5.88	1	47,056
Secured revolving credit facility	34,710	6.07	18	208,536
Asset-backed secured liquidity notes	8,705,601	5.38	14	9,015,211
CLO 2005-1 senior secured notes	773,000	5.78	3,769	984,837
CLO 2005-2 senior secured notes	752,000	5.65	3,983	982,976
CLO 2006-1 senior secured notes	727,500	5.73	4,255	1,001,405
CDO 2005-1 repurchase agreements	1,074	6.45	18	1,434
CLO 2006-2 repurchase agreements	631,287	5.95	1	734,348
Junior subordinated notes	257,743	7.71	10,811	—
Total	$15,749,301			$16,704,044

(1)          Collateral for borrowings consists of securities available-for-sale, loans, and marketable equity securities.

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 7. Borrowings (Continued)

Certain information with respect to the Company’s borrowings as of December 31, 2005 is summarized in the following table (dollars in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral(1)
Repurchase agreements	$9,303,622	4.33%	24	$9,472,231
Demand loan	40,511	4.63	13	45,057
Secured revolving credit facility	54,000	5.38	13	152,241
Asset-backed secured liquidity notes	2,008,069	4.42	14	2,080,072
CLO 2005-1 senior secured notes	773,000	4.49	4,134	996,681
CLO 2005-2 senior secured notes	727,000	4.59	4,348	946,969
CLO 2006-1 repurchase agreements	193,835	4.86	5	436,756
CDO 2005-1 repurchase agreements	263,801	5.47	18	388,783
Total	$13,363,838			$14,518,790

(1)          Collateral for borrowings consists of securities available-for-sale, loans, and marketable equity securities.

At December 31, 2006, the Company had repurchase agreements with the following counterparties (dollars in thousands):

Counterparty(2)	Amount At Risk(1)	Weighted Average Maturity (Days)	Weighted Average Interest Rate
Bear Stearns & Co. Inc.	$127,231	17	5.64%
Citigroup Global Markets Ltd	60,950	24	5.42
Credit Suisse First Boston LLC.	46,867	18	5.38
Deutsche Bank AG	363	18	6.45
J. P. Morgan Chase Bank, N.A	8,840	7	5.93
Total	$244,251

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

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 7. Borrowings (Continued)

At December 31, 2005, the Company had repurchase agreements with the following counterparties (dollars in thousands):

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

On March 30, 2005, the Company closed CLO 2005-1, a $1.0 billion collateralized loan obligation (“CLO”) transaction that provides financing for investments in corporate loans and certain other loans and securities. The investments owned by CLO 2005-1 collateralize the CLO 2005-1 debt, and as a result, those investments are not available to the Company, its creditors or stockholders. CLO 2005-1 issued a total of $773.0 million of senior secured notes at par to investors. In addition, the Company retained $148.0 million of rated mezzanine notes and $85.5 million of unrated subordinated notes issued by CLO 2005-1.

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

During April 2005, the Company formed CDO 2005-1 and began borrowing on a $300.0 million warehouse facility, in the form of a repurchase agreement, to purchase commercial real estate obligations. The repurchase facility bears interest at a rate of 30-day LIBOR plus 1.10% and as of December 31, 2006, there was $1.1 million outstanding. During the three month period ended September 30, 2006, the Company determined that it would not pursue a collateralized debt obligation (“CDO”) transaction issued by CDO 2005-1 and during October 2006 the Company exercised its option to convert the warehouse facility into a $300 million term credit facility that terminates on March 31, 2008.

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 7. Borrowings (Continued)

On September 30, 2005, the Company closed a $5.0 billion asset-backed secured liquidity note facility. This facility provides the Company with an alternative source of financing for its residential mortgage-backed securities by issuing asset-backed secured liquidity notes that are rated A-1+, P-1, and F1+, by Standard & Poor’s, Moody’s Investors Service (“Moody’s”), and Fitch Inc., respectively. Issuances of asset-backed secured liquidity notes are recorded as borrowings on the Company’s consolidated balance sheet. As of December 31, 2006, the Company had $4.7 billion of asset-backed secured liquidity notes outstanding under this facility.

On November 3, 2005, the Company closed CLO 2005-2, its second $1.0 billion CLO transaction that provides financing for investments consisting of corporate loans and certain other loans and securities. The investments that are owned by CLO 2005-2 collateralize the CLO 2005-2 debt, and as a result, those investments are not available to the Company, its creditors or stockholders. CLO 2005-2 issued a total of $752.0 million of senior secured notes at par to investors. In addition, the Company retained $168.0 million of rated mezzanine notes and $98.5 million of unrated subordinated notes issued by CLO 2005-2.

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

During December 2005, the Company formed CLO 2006-2 and executed a $450.0 million warehouse facility, in the form of a repurchase agreement, to finance the purchase of corporate loans and certain other loans and securities. This facility was subsequently amended to increase the total commitment amount to $720.0 million in December 2006. The repurchase facility bears interest at a rate of 30-day LIBOR plus 0.60% and as of December 31, 2006 there was $631.3 million outstanding.

During March 2006, the Company formed KKR Financial Capital Trust I (“Trust I”) for the sole purpose of issuing trust preferred securities. On March 28, 2006, Trust I issued preferred securities to unaffiliated investors for gross proceeds of $50.0 million and common securities to the Company for $1.6 million. The combined proceeds were invested by Trust I in $51.6 million of junior subordinated notes issued by the Company. The junior subordinated notes are the sole assets of Trust I and mature on April 30, 2036, but are callable on or after April 30, 2011. Interest is payable quarterly at a fixed rate of 7.64% through March 2016 and thereafter at a floating rate equal to three-month LIBOR plus 2.65%.

On March 30, 2006, the Company closed its second $5.0 billion asset-backed secured liquidity note facility. This facility provides the Company with an additional alternative source of financing for its residential mortgage-backed securities by issuing asset-backed secured liquidity notes that are rated A-1+, P-1, and F1+, by Standard & Poor’s, Moody’s, and Fitch Inc., respectively. As of December 31, 2006, the Company had $4.0 billion in borrowings outstanding under this facility.

During June 2006, the Company formed KKR Financial Capital Trust II (“Trust II”) for the sole purpose of issuing trust preferred securities. On June 2, 2006, Trust II issued preferred securities to unaffiliated investors for gross proceeds of $50.0 million and common securities to the Company for $1.6 million. The combined proceeds were invested by Trust II in $51.6 million of junior subordinated notes issued by the Company. The junior subordinated notes are the sole assets of Trust II and mature on

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 7. Borrowings (Continued)

July 30, 2036, but are callable on or after July 30, 2011. Interest is payable quarterly at a fixed rate of 8.09% through July 2016 and thereafter at a floating rate equal to three-month LIBOR plus 2.65%.

During June 2006, the Company’s $275.0 million secured revolving credit facility matured and was replaced with a $375.0 million three year senior secured revolving credit facility. During September 2006, the facility was amended to increase the total commitment amount to $800.0 million with the option to further increase the commitment amount to $900.0 million at any time so long as no default or event of default on the facility has occurred and subject to addition of new lenders, increases in the commitments of existing lenders, or a combination thereof. The senior secured revolving credit facility matures in June 2009 and consists of two tranches. Outstanding borrowings under the senior secured revolving credit facility bear interest at either (i) an alternate base rate per annum equal to the greater of (a) the prime rate in effect on such day, and (b) the federal funds in effect on such day plus 0.50%, or (ii) an interest rate per annum equal to the LIBOR rate for the applicable interest period plus 0.50% for borrowings under tranche A of the facility and 0.75% for borrowings under tranche B of the facility. As of December 31, 2006, the Company had $34.7 million in borrowings outstanding under tranche B of this facility.

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

On September 19, 2006, the Company closed CLO 2006-1, its third $1.0 billion CLO transaction that provides financing for investments consisting of corporate loans and certain other loans and securities. The investments that are owned by CLO 2006-1 collateralize the CLO 2006-1 debt, and as a result, those investments are not available to the Company, its creditors or stockholders. CLO 2006-1 issued a total of $727.5 million of senior secured notes at par to investors. In addition, the Company retained $145.5 million of rated mezzanine notes and $144.0 million of unrated subordinated notes issued by CLO 2006-1.

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

Note 7. Borrowings (Continued)

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

The table below summarizes the Company’s contractual obligations (excluding interest) under borrowing agreements as of December 31, 2006 (amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 years
Repurchase agreements	$4,457,089	$4,457,089	$—	$—	$—
CLO 2005-1 senior secured notes	773,000	—	—	—	773,000
CLO 2005-2 senior secured notes	752,000	—	—	—	752,000
CLO 2006-1 senior secured notes	727,500	—	—	—	727,500
Demand loan	41,658	41,658	—	—	—
Secured revolving credit facility	34,710	34,710	—	—	—
Asset-backed secured liquidity notes	8,705,601	8,705,601	—	—	—
Junior subordinated notes	257,743	—	—	—	257,743
Total	$15,749,301	$13,239,058	$—	$—	$2,510,243

Note 8. Derivative Financial Instruments

The Company enters into derivative transactions in order hedge its interest rate risk exposure to the effects of interest rate changes. Additionally, the Company enters into derivative transactions in the course of its investing. The counterparties to the Company’s derivative agreements are major financial institutions with which the Company and its affiliates may also have other financial relationships. In the event of nonperformance by the counterparties, the Company is potentially exposed to losses. The counterparties to the Company’s derivative agreements have investment grade ratings and, as a result, the Company does not anticipate that any of the counterparties will fail to fulfill their obligations.

Cash Flow and Fair Value Hedges

The Company uses interest rate derivatives consisting of swaps and corridors to hedge all or a portion of the interest rate risk associated with its borrowings under repurchase agreements, asset-backed secured liquidity notes and CLO senior secured notes. The Company designates these financial instruments as cash flow hedges. The Company also uses interest rate swaps to hedge all or a portion of the interest rate risk associated with certain fixed interest rate investments. The Company designates these financial instruments as fair value hedges.

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 8. Derivative Financial Instruments (Continued)

Free-Standing Derivatives

Free-standing derivatives are derivatives that the Company has entered into in conjunction with its investment and risk management activities, but for which the Company has not designated the derivative contract as a hedging instrument for accounting purposes. Such derivative contracts may include credit default swaps, foreign exchange contracts, and interest rate derivatives. Free-standing derivatives also include investment financing arrangements (total rate of return swaps) whereby the Company receives the sum of all interest, fees and any positive change in fair value amounts from a reference asset with a specified notional amount and pays interest on such notional amount plus any negative change in fair value amounts from such reference asset.

The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of December 31, 2006 and December 31, 2005 (amounts in thousands):

	As of December 31, 2006		As of December 31, 2005
	Notional	Fair Value	Notional	Fair Value
Cash Flow Hedges:
Interest rate corridors	$702,369	$13,591	$547,155	$14,762
Interest rate swaps	4,567,828	45,314	5,727,200	40,796
Fair Value Hedges:
Interest rate swaps	32,000	13	—	—
Free-Standing Derivatives:
Interest rate swaptions	31,000	75	56,000	879
Interest rate swaps	—	—	10,000	198
Credit default swaps	278,000	(618)	48,000	71
Total rate of return swaps	222,647	2,343	131,679	727
Foreign exchange contracts	—	—	—	—
Net fair value	$5,833,844	$60,718	$6,520,034	$57,433

During the years ended December 31, 2006 and 2005, and the period ended December 31, 2004, the Company recognized zero ineffectiveness from its cash flow and fair value hedges in income. The following table summarizes by derivative instrument type the effect on income from free-standing derivatives for the periods (amounts in thousands):

Free-Standing Derivatives:	For the year ended December 31, 2006	For the year ended December 31, 2005	For the period from August 12, 2004 (Inception) through December 31, 2004
Interest rate swaptions	$(92)	$(424)	$(28)
Interest rate swaps	(58)	758	—
Credit default swaps	(896)	(259)	(283)
Total rate of return swaps	4,237	755	—
Foreign exchange contracts	—	2,211	(125)
Net realized and unrealized gains (losses) on free-standing derivatives	$3,191	$3,041	$(436)

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 9. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (amounts in thousands):

	As of December 31, 2006	As of December 31, 2005
Net unrealized (losses) gains on available-for-sale securities	$ 11,776	$ (27,215)
Net unrealized gains on available-for-sale securities from investment in unconsolidated affiliate	7,898	—
Net unrealized gains on cash flow hedges	50,846	45,559
Accumulated other comprehensive income	$ 70,520	$ 18,344

The components of other comprehensive income were as follows (amounts in thousands):

	Year ended December 31, 2006	Year ended December 31, 2005	For the period from August 12, 2004 (Inception) through December 31, 2004
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during period	$ 33,246	$ (26,268)	$ 1,720
Reclassification adjustments for gains (losses) realized in net income	5,745	(2,667)	—
Unrealized gains (losses) on securities available-for-sale	38,991	(28,935)	1,720
Unrealized gains on available-for-sale securities from investment in unconsolidated affiliate	7,898	—	—
Unrealized gains on cash flow hedges	5,287	45,559	—
Other comprehensive income	$ 52,176	$ 16,624	$ 1,720

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 10. Commitments

Operating Lease

As of December 31, 2006, the Company was a party to two non-cancelable operating leases with terms of ten years and one year, respectively. The total lease payments to be made over the ten-year period, including certain free rent periods, are being recognized as rent expense on a straight-line basis over the ten-year period. This expense is included in general and administrative expenses on the Consolidated Statements of Operations. Total rent expense under operating leases for the years ended December 31, 2006 and 2005 and the period ended December 31, 2004 was $1.3 million, $0.7 million and $0.2 million, respectively. Minimum future obligations on leases in effect at December 31, 2006, are approximately as follows (amounts in thousands):

Year	Amount
2007	$ 1,723
2008	1,379
2009	1,388
2010	1,429
2011	1,438
2012 and thereafter	6,919
Total	$ 14,276

Loan Commitments

As part of its strategy of investing in corporate loans and commercial real estate loans, the Company commits to purchase interests in primary market loan syndications, which obligate the Company to acquire a predetermined interest in such loans at a specified price on a to-be-determined settlement date. Consistent with standard industry practices, once the Company has been informed of the amount of its syndication allocation in a particular loan by the syndication agent, the Company bears the risks and benefits of changes in the fair value of the syndicated loan from that date forward. As of December 31, 2006, the Company had committed to purchase or participate in approximately $42.5 million of corporate loans.

In addition, the Company participates in certain contingent financing arrangements, including bridge facilities, whereby the Company is committed to provide funding of up to a specific amount at the discretion of the borrower. As of December 31, 2006, the Company had unfunded bridge financing commitments totaling $79.8 million.

Note 11. Stock Options and Restricted Stock

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

Note 11. Stock Options and Restricted Stock (Continued)

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

The following table summarizes restricted common stock transactions:

	Manager	Directors	Total
Unvested shares as of August 19, 2004	1,193,867	15,000	1,208,867
Issued	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Unvested shares as of December 31, 2004	1,193,867	15,000	1,208,867
Issued	1,875,000	28,321	1,903,321
Vested	(397,956)	(10,000)	(407,956)
Forfeited	—	(5,000)	(5,000)
Unvested shares as of December 31, 2005	2,670,011	28,321	2,699,232
Issued	—	33,152	33,152
Vested	(1,022,956)	(28,321)	(1,051,277)
Forfeited	—	—	—
Unvested shares as of December 31, 2006	1,647,955	33,152	1,681,107

The shares of restricted common stock granted to the directors were valued using the fair market value at the time of grant, which was $21.30, $24.90 and $20.00 per share, for the shares of restricted common stock granted in 2006, 2005 and 2004, respectively. Pursuant to SFAS No. 123(R), the Company is required to value any unvested shares of restricted common stock granted to the Manager at the current market price. The Company valued the unvested restricted common stock at $26.79, $23.99 and $20.00 per share at December 31, 2006, December 31, 2005 and December 31, 2004, respectively. There were $15.7 million, $40.6 million, and $18.5 million of total unrecognized compensation costs related to unvested restricted common stock granted as of December 31, 2006, December 31, 2005, and December 31, 2004, respectively.

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 11. Stock Options and Restricted Stock (Continued)

The following table summarizes common stock option transactions:

	Number of Options	Weighted-Average Exercise Price
Outstanding as of August 19, 2004	1,989,779	$ 20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of December 31, 2004	1,989,779	$ 20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of December 31, 2005	1,989,779	$ 20.00
Granted	—	—
Exercised	(57,500)	20.00
Forfeited	—	—
Outstanding as of December 31, 2006	1,932,279	$ 20.00

As of December 31, 2006 and December 31, 2005, 1,269,020 and 663,260 common stock options were exercisable, respectively, and no common stock options were exercisable as of December 31, 2004. The common stock options are valued using the Black-Scholes model with the following assumptions:

	As of December 31, 2006	As of December 31, 2005	As of December 31, 2004
Expected life	7.6 years	8.6 years	9.6 years
Discount rate	4.70%	4.50%	4.44%
Volatility	18%	20%	20%
Dividend yield	9%	9%	9%

The estimated fair value of the common stock options was $2.54, $1.90 and $0.98 at December 31, 2006, December 31, 2005 and December 31, 2004, respectively. For the year ended December 31, 2006, December 31, 2005 and the period from August 12, 2004 (Inception) through December 31, 2004, the components of share-based compensation expense are as follows (amounts in thousands):

	Year ended December 31, 2006	Year ended December 31, 2005	Period from August 12, 2004 (Inception) through December 31, 2004
Options granted to Manager	$ 833	$ 2,155	$ 461
Restricted shares granted to Manager	27,786	27,654	5,649
Restricted shares granted to certain directors	566	437	116
Total share-based compensation expense	$ 29,185	$ 30,246	$ 6,226

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 12. Management Agreement and Related Party Transactions

The Manager manages the Company’s day-to-day operations, subject to the direction and oversight of the Company’s Board of Directors. The Management Agreement expires on December 31, 2007 and is automatically renewed for a one-year term each anniversary thereafter. The Management Agreement may be terminated upon the affirmative vote of at least two-thirds of the Company’s independent directors, or by a vote of the holders of a majority of the outstanding shares of the Company’s common stock.

The Management Agreement provides, among other things, that the Company pays to the Manager certain fees and reimbursements, consisting of a base management fee, an incentive fee, and reimbursement for out-of-pocket and certain other costs incurred by the Manager on behalf of the Company.

The Management Agreement contains certain provisions requiring the Company to indemnify the Manager with respect to all losses or damages arising from acts not constituting bad faith, willful misconduct, or gross negligence. The Company has evaluated the impact of these guarantees on its consolidated financial statements and determined that they are not material.

For the year ended December 31, 2006, the Company incurred $28.9 million in base management fees. In addition, the Company recognized share-based compensation expense related to common stock options and restricted common stock granted to the Manager of $28.6 million for the year ended December 31, 2006 (see Note 11). The Company also reimbursed the Manager $8.8 million for expenses for the year ended December 31, 2006. For the year ended December 31, 2005, the Company incurred $21.0 million in base management fees. In addition, the Company recognized share-based compensation expense related to common stock options and restricted common stock granted to the Manager of $29.8 million for the year ended December 31, 2005 (see Note 11). The Company also reimbursed the Manager $4.9 million for expenses for the year ended December 31, 2005. The Company incurred base management fees and reimbursed the Manager for expenses of $5.1 million and $1.8 million, respectively, for the period from Inception through December 31, 2004. In addition, the Company recognized share-based compensation expense related to common stock options and restricted common stock granted to the Manager of $6.1 million for the period from Inception through December 31, 2004. Base management fees incurred and share-based compensation expense relating to common stock options and restricted common stock granted to the Manager are included in related party management compensation on the Consolidated Statements of Operations. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of operations non-investment expense category based on the nature of the expense.

Incentive fees of $7.8 million were earned by the Manager during the year ended December 31, 2006. No incentive fees were earned or paid to the Manager during the year ended December 31, 2005 or during the period from Inception to December 31, 2004.

An affiliate of the Company’s Manager has entered into separate management agreements with the respective investment vehicles for CLO 2005-1, CLO 2005-2, and CLO 2006-1 and is entitled to receive fees for the services performed as collateral manager. The collateral manager has permanently waived approximately $4.4 million, $1.3 million, and nil, respectively, for the years ending December 31, 2006, 2005, and the period from Inception to December 31, 2004. The waivers for CLO 2005-1, CLO 2005-2, and CLO 2006-1 expire in April 2007, May 2007, and May 2007, respectively. There are no assurances that the collateral manager will waive such management fees subsequent to those dates.

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 12. Management Agreement and Related Party Transactions (Continued)

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

During the second quarter of 2006, the Company invested $40.7 million in the common equity of Capmark Financial Group Inc. (“Capmark”). Capmark is controlled by an investor group that includes KKR, an affiliate of the Manager and the CEO of Capmark is on the Company’s board of directors and the Company’s CEO is on Capmark’s board of directors. As of December 31, 2006, the Company held investments in KKR affiliated companies consisting of $110.8 million of non-marketable equity securities, $257.0 million of securities available-for-sale and $527.3 million of corporate loans.

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

Note 13. Income Taxes

Even though the Company qualifies for federal taxation as a REIT, it may be subject to some amount of federal, state, local and foreign taxes based on the Company’s taxable income. TRS Inc., however, is taxed as a regular subchapter C corporation under the Code. The income tax provision for the Company (REIT) and TRS Inc. (TRS) for the year ended December 31, 2006, December 31, 2005 and the period from Inception through to December 31, 2004 consisted of the following components (amounts in thousands):

	Year ended December 31, 2006	Year ended December 31, 2005	Period from August 12, 2004 (Inception) through December 31, 2004
Current provision (benefit):
Federal—TRS	$ 1,493	$ 1,473	$ —
Federal—REIT	(15)	352	—
State—TRS	183	242	—
Foreign—REIT	—	152	—
Total current provision (benefit)	1,661	2,219	—
Deferred provision (benefit):
Federal—TRS	(599)	788	(190)
State—TRS	(98)	137	(38)
Total deferred provision (benefit)	(697)	925	(228)
Total provision (benefit) for income taxes	$ 964	$ 3,144	$ (228)

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 13. Income Taxes (Continued)

The above tax provision (benefit) was based on TRS Inc.’s effective tax rate of 40.75% at December 31, 2006, 40.75% at December 31, 2005 and 42.02% at December 31, 2004. It was equivalent to the combined rate of the Federal statutory income tax rate and the State statutory income tax rate, net of Federal benefit.

The components of the deferred tax assets and liabilities as of December 31, 2006 and December 31, 2005 are as follows (amounts in thousands):

	December 31, 2006	December 31, 2005
Deferred tax assets:
Unrealized loss—derivatives	$1	$—
Net operating loss carryforward	—	—
Gross deferred tax asset	$1	$—
Deferred tax liabilities:
Unrealized gain—derivatives	$—	$697
Net operating loss carryforward	—	—
Gross deferred tax liabilities	$—	$697
Net deferred tax asset (liability)	$1	$(697)
Valuation allowance	—	—
Total deferred tax asset (liability)	$1	$(697)

For federal income tax purposes, the distributions declared and paid during 2006 and 2005 on the Company’s common stock are 100% taxable as dividend income at ordinary rates and no portion of the dividends is eligible for the 15% dividend tax rate or the corporate dividends received deduction.

Note 14. Leasehold Improvements and Equipment

The following is a summary of the Company’s leasehold improvements and equipment, which are included in other assets in the consolidated balance sheet at December 31, 2006 and 2005 (amounts in thousands):

	December 31, 2006	December 31, 2005
Leasehold improvements	$6,373	$1,274
Furniture and equipment	1,986	1,435
	8,359	2,709
Accumulated depreciation	(796)	(641)
Total property and equipment, net	$7,563	$2,068

Depreciation and amortization expense was $0.8 million, $0.6 million and $0.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 15. Fair Value of Financial Instruments

SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of securities available-for-sale, loans, derivatives, and loan commitments is based on quoted market prices or estimates

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 15. Fair Value of Financial Instruments (Continued)

provided by independent pricing sources. The fair value of cash and cash equivalents, interest payable, repurchase agreements, collateralized loan obligation senior secured notes, asset-backed secured liquidity notes, secured revolving credit facility, secured demand loan and interest payable, approximates cost as of December 31, 2006 and December 31, 2005, due to the short-term nature of these instruments.

The table below discloses the carrying value and the fair value of the Company’s financial instruments as of December 31, 2006 (amounts in thousands):

	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash, restricted cash, and cash equivalents	$143,190	$143,190
Securities available-for-sale	8,500,636	8,500,636
Loans, net of allowance for loan losses of $1,500	8,442,021	8,434,960
Non-marketable equity securities	166,323	166,323
Interest receivable	84,048	84,048
Derivatives	63,433	63,433
Financial Liabilities:
Repurchase agreements	$4,457,089	$4,457,089
Collateralized loan obligation senior secured notes	2,252,500	2,252,500
Asset-backed secured liquidity notes	8,705,601	8,705,601
Secured revolving credit facility	34,710	34,710
Secured demand loan	41,658	41,658
Junior subordinated notes	257,743	257,577
Interest payable	36,991	36,991
Derivatives	2,715	2,715

The table below discloses the carrying value and the fair value of the Company’s financial instruments as of December 31, 2005 (amounts in thousands):

	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash, restricted cash, and cash equivalents	$96,333	$96,333
Securities available-for-sale	6,149,506	6,149,506
Loans, net of allowance for loan losses of $1,500	8,846,341	8,820,970
Non-marketable equity securities	52,500	52,500
Interest receivable	59,993	59,993
Derivative assets	58,898	58,898
Financial Liabilities:
Repurchase agreements	$9,761,258	$9,761,258
Collateralized loan obligation senior secured notes	1,500,000	1,500,000
Asset-backed secured liquidity notes	2,008,069	2,008,069
Secured revolving credit facility	54,000	54,000
Secured demand loan	40,511	40,511
Interest payable	21,415	21,415
Derivative liabilities	1,465	1,465
Off-Balance Sheet Items:
Loan commitments	$—	$346

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 16. Summary of Quarterly Information (Unaudited)

The following is a presentation of the quarterly results of operations (amounts in thousands, except per share information):

	2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net investment income:
Total investment income	$261,375	$254,037	$226,827	$207,798
Interest expense	(210,658)	(199,365)	(175,094)	(156,563)
Provision for loan losses	—	—	—	—
Net investment income	50,717	54,672	51,733	51,235
Other income:
Total other income	9,076	5,558	4,448	1,673
Non-investment expenses:
Related party management compensation	17,321	19,759	13,778	14,440
Professional services	2,313	1,096	548	947
Loan servicing expense	3,408	3,626	3,720	3,996
Insurance expense	200	211	274	224
Directors expenses	405	333	375	373
General and administrative expenses	3,478	3,049	2,436	2,228
Total non-investment expenses	27,125	28,074	21,131	22,208
Income before equity in income of unconsolidated affiliate and income tax expense	32,668	32,156	35,050	30,700
Equity in income of unconsolidated affiliate	4,808	914	—	—
Income before income tax expense	37,476	33,070	35,050	30,700
Income tax expense	79	454	119	312
Net income	$37,397	$32,616	$34,931	$30,388
Net income per common share:
Basic	$0.47	$0.42	$0.45	$0.39
Diluted	$0.47	$0.41	$0.44	$0.38
Weighted-average number of common shares outstanding:
Basic	78,784	78,463	77,675	77,675
Diluted	80,250	79,578	79,410	79,314
Distributions declared per common share	$0.52	$0.49	$0.45	$0.40

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 16. Summary of Quarterly Information (Unaudited) (Continued)

	2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net investment income:
Total investment income	$178,770	$116,587	$69,026	$35,546
Interest expense	(133,456)	(77,532)	(48,281)	(20,449)
Provision for loan losses	(200)	(1,300)	—	—
Net investment income	45,114	37,755	20,745	15,097
Other income:
Total other income	2,984	1,879	1,859	838
Non-investment expenses:
Related party management compensation	17,721	14,331	10,731	8,008
Professional services	1,504	1,432	788	397
Loan servicing expense	3,144	1,369	363	267
Insurance expense	267	275	216	217
Directors expenses	352	368	152	199
General and administrative expenses	1,838	2,630	858	619
Total non-investment expenses	24,826	20,405	13,108	9,707
Income before income tax expense	23,272	19,229	9,496	6,228
Income tax expense	1,263	775	994	112
Net income	$22,009	$18,454	$8,502	$6,116
Net income per common share:
Basic	$0.28	$0.24	$0.21	$0.15
Diluted	$0.28	$0.24	$0.21	$0.15
Weighted-average number of common shares outstanding:
Basic	77,675	77,486	40,212	39,796
Diluted	78,787	78,492	40,994	40,301
Distributions declared per common share	$0.32	$—	$0.40	$0.25

KKR Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 17. Subsequent Events

On February 1, 2007, the Company’s board of directors declared a cash distribution for the quarter ended December 31, 2006 on the Company’s common stock of $0.54 per share. The distribution is payable on February 28, 2007 to stockholders of record as of the close of business on February 15, 2007.

On February 9, 2007, pursuant to a proposed restructuring (the “Conversion Transaction”) that would result in the conversion of shares of common stock of KKR Financial Corp. into shares representing limited liability company interests in KKR Financial Holdings LLC, a Delaware limited liability company (“KKR Financial Holdings LLC”), the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, KKR Financial Holdings LLC and KKR Financial Merger Corp., a Maryland corporation (“KKR Financial Merger Corp.”). On February 9, 2007, the Company filed with the SEC a preliminary proxy statement/prospectus (the “Proxy Statement/Prospectus”) relating to the Conversion Transaction. Pursuant to the Conversion Transaction, KKR Financial Holdings LLC will not be a real estate investment trust, but is intended to be a pass-through entity for U.S. federal income tax purposes. The Conversion Transaction was approved by the Company’s board of directors on January 17, 2007. The Company expects that the Conversion Transaction, which is subject to stockholder approval, will be completed by June 30, 2007.