Form 10-Q
period 2007-03-31
KKR Financial Corp
filed 2007-05-03
CIK 1301508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐   No ☒

The number of shares of the registrant’s common stock outstanding as of May 1, 2007 was 80,464,713.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

KKR Financial Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except share information)

	March 31, 2007	December 31, 2006
Assets
Cash and cash equivalents	$3,296	$5,125
Restricted cash and cash equivalents	291,117	138,065
Trading securities, $6,988,360 and $0 pledged as collateral as of March 31, 2007 and December 31, 2006, respectively	7,033,094	—
Securities available-for-sale, $734,108 and $8,336,435 pledged as collateral as of March 31, 2007 and December 31, 2006, respectively	880,340	8,500,636
Loans ($4,845,144 and $0 at fair value as of March 31, 2007 and December 31, 2006, respectively), net of allowance for loan losses of $0 and $1,500 as of March 31, 2007 and December 31, 2006, respectively	8,042,492	8,442,021
Derivative assets	49,387	63,433
Interest receivable	77,603	84,048
Principal receivable	8,201	4,540
Non-marketable equity securities	173,823	166,323
Investment in unconsolidated affiliate	128,813	104,035
Other assets	52,598	56,951
Total assets	$16,740,764	$17,565,177
Liabilities
Repurchase agreements	$3,551,840	$4,457,089
Collateralized loan obligation senior secured notes	2,252,500	2,252,500
Asset-backed secured liquidity notes	8,822,785	8,705,601
Secured revolving credit facility	25,200	34,710
Secured demand loan	41,658	41,658
Junior subordinated notes	257,743	257,743
Accounts payable, accrued expenses and other liabilities	46,032	45,237
Accrued interest payable	42,163	36,991
Related party payable	10,221	6,901
Income tax liability	877	601
Derivative liabilities	3,811	2,715
Total liabilities	15,054,830	15,841,746
Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized and none issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized and 80,464,713 shares issued and outstanding at March 31, 2007 and December 31, 2006	805	805
Additional paid-in-capital	1,676,168	1,670,330
Accumulated other comprehensive income	77,940	70,520
Accumulated deficit	(68,979)	(18,224)
Total stockholders’ equity	1,685,934	1,723,431
Total liabilities and stockholders’ equity	$16,740,764	$17,565,177

See notes to condensed consolidated financial statements.

KKR Financial Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share information)

	For the three months ended March 31, 2007	For the three months ended March 31, 2006
Net investment income:
Securities interest income	$115,608	$79,964
Loan interest income	133,742	125,106
Dividend income	974	883
Other interest income	2,687	1,845
Total investment income	253,011	207,798
Interest expense	(200,066)	(156,563)
Net investment income	52,945	51,235
Other income:
Net unrealized gain on trading securities and loans carried at fair value	2,769	—
Net realized and unrealized gain on derivatives and foreign exchange	7,138	10
Net realized gain on investments	6,944	1,448
Fee and other income	2,048	215
Total other income	18,899	1,673
Non-investment expenses:
Related party management compensation	19,299	14,440
Professional services	541	947
Loan servicing expense	3,263	3,996
Insurance expense	194	224
Directors expenses	320	373
General and administrative expenses	6,008	2,228
Total non-investment expenses	29,625	22,208
Income before equity in income of unconsolidated affiliate and income tax expense	42,219	30,700
Equity in income of unconsolidated affiliate	6,981	—
Income before income tax expense	49,200	30,700
Income tax expense	776	312
Net income	$48,424	$30,388
Net income per common share:
Basic	$0.61	$0.39
Diluted	$0.60	$0.38
Weighted-average number of common shares outstanding:
Basic	78,768	77,675
Diluted	80,257	79,314
Distributions declared per common share	$0.54	$0.40

See notes to condensed consolidated financial statements.

KKR Financial Corp. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(Amounts in thousands)

	Shares of Common Stock	Common Stock at Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2007	80,465	$805	$1,670,330	$70,520	$(18,224)		$1,723,431
Cumulative effect of adjustment from adoption of SFAS No. 159	—	—	—	—	(55,728)		(55,728)
Net income	—	—	—	—	48,424	$48,424	48,424
Net change in unrealized gain on cash flow hedges	—	—	—	(18,173)	—	(18,173)	(18,173)
Net change in unrealized gain on securities available-for-sale	—	—	—	24,681	—	24,681	24,681
Net change in unrealized gain on securities available-for-sale from investment in unconsolidated affiliate	—	—	—	912	—	912	912
Comprehensive income						$55,844
Cash distributions on common stock	—	—	—	—	(43,451)		(43,451)
Amortization of restricted common stock	—	—	5,216	—	—		5,216
Amortization of common stock options	—	—	622	—	—		622
Balance at March 31, 2007	80,465	$805	$1,676,168	$77,940	$(68,979)		$1,685,934

See notes to condensed consolidated financial statements.

KKR Financial Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three months ended March 31, 2007	Three months ended March 31, 2006
Cash flows from operating activities:
Net income	$48,424	$30,388
Adjustments to reconcile net income to cash provided by operating activities:
Net realized and unrealized (gain) loss on derivatives	(7,139)	643
Unrealized gain on equity short positions	—	(53)
Net realized and unrealized (gain) loss on foreign exchange	1	(374)
Write-off of capitalized costs	2,247	—
Share-based compensation	5,838	6,783
Net unrealized gain on trading securities and loans carried at fair value	(2,769)	—
Net gain on sale of securities available-for-sale	(4,008)	(639)
Net gain on sale of loans	(2,936)	(810)
Depreciation and net amortization	2,136	804
Deferred income tax benefit	—	(590)
Equity in income of unconsolidated affiliate	(6,981)	—
Changes in assets and liabilities:
Interest receivable	6,445	(4,939)
Other assets	597	(7,009)
Related party payable	3,321	1,507
Accounts payable, accrued expenses and other liabilities	794	15,737
Accrued interest payable	5,172	362
Income tax liability	276	—
Net cash provided by operating activities	51,418	41,810
Cash flows from investing activities:
Principal payments on trading securities	506,630	—
Purchase of securities available-for-sale	(52,140)	(833,894)
Principal payments on securities available-for-sale	56,351	495,160
Proceeds from sale of securities available-for-sale	88,342	13,638
Purchase of loans	(308,267)	(638,449)
Principal payments on loans	451,001	858,254
Proceeds from sale of loans	220,622	104,714
Purchases of non-marketable equity securities	(7,500)	(50,930)
Payments on non-marketable equity securities	—	2,405
Net settlement from derivatives	2,687	—
Proceeds from sale of derivatives	—	973
Net additions to restricted cash and cash equivalents	(153,052)	(47,449)
Addition of leasehold improvements and equipment	(62)	(2,701)
Investment in unconsolidated affiliate	(16,885)	—
Net cash provided by (used in) investing activities	787,727	(98,279)
Cash flows from financing activities:
Proceeds from borrowings:
Repurchase agreements	28,973,821	29,203,926
Asset-backed secured liquidity notes	28,362,435	8,090,097
Secured revolving credit facility	76,610	100,000
Junior subordinated notes	—	50,000
Other capitalized costs	52	(2,876)
Repayments of borrowings:
Repurchase agreements	(29,879,070)	(30,190,865)
Asset-backed secured liquidity notes	(28,245,251)	(7,061,554)
Secured revolving credit facility	(86,120)	(96,366)
Distributions on common stock	(43,451)	(32,150)
Net cash (used in) provided by financing activities	(840,974)	60,212
Net (decrease) increase in cash and cash equivalents	(1,829)	3,743
Cash and cash equivalents at beginning of period	5,125	16,110
Cash and cash equivalents at end of period	$3,296	$19,853

Supplemental cash flow information:
Cash paid for interest	$205,076	$156,201
Cash paid for taxes	$500	$1,838
Non-cash investing and financing activities:
(Receivable) payable for securities (sales) purchases	$(1,494)	$562,555

See notes to condensed consolidated financial statements.

KKR Financial Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization

KKR Financial Corp. together with its subsidiaries, the “Company” or “KKR Financial”, is a specialty finance company that invests in multiple asset classes and uses leverage with the objective of generating competitive leveraged risk-adjusted returns. The Company currently makes investments in the following asset classes: (i) residential mortgage loans and mortgage-backed securities; (ii) corporate loans and debt securities; (iii) commercial real estate loans and debt securities; (iv) asset-backed securities; and (v) marketable and non-marketable equity securities. The Company also makes opportunistic investments in other asset classes from time to time.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of the Company, certain of its taxable REIT subsidiaries, its qualified REIT subsidiaries, consolidated residential mortgage loan securitization trusts where the Company is the primary beneficiary, and entities established to complete secured financing transactions that are considered to be variable interest entities and for which the Company is the primary beneficiary. The Company owns a 49.9% limited partnership interest in KKR Financial Holdings I, L.P. (“KFH”) that is accounted for using the equity method.

These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), and KKR Financial CLO 2006-2, Ltd. (“CLO 2006-2”), are entities established to complete secured financing transactions. These entities are VIEs and are not considered to be qualifying special-purpose entities (“QSPE”) as defined by Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Company has determined it is the primary beneficiary of these entities and has included the accounts of these entities in these consolidated financial statements. Additionally, the Company is the primary beneficiary of six residential mortgage loan securitization trusts that are not considered to be QSPEs under SFAS No. 140 and the Company has therefore included the accounts of these entities in these consolidated financial statements.

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

Trading Securities

Effective January 1, 2007, the Company classifies its investments in residential mortgage-backed securities as trading securities (see “Recent Accounting Pronouncements”).  These investments are carried at estimated fair value, with unrealized gains and losses reported in income. Estimated fair values are based on estimates provided by independent pricing sources or dealers who make markets in such securities. Upon the sale of a security, the realized net gain or loss is computed on a specific identification basis.  Unamortized premiums and discounts on securities that are highly rated are recognized over the contractual life, adjusted for estimated prepayments using the effective interest method. For securities representing beneficial interests in securitizations that are not highly rated (i.e., subordinate tranches of residential mortgage-backed securities), unamortized premiums and discounts are recognized over the contractual life, adjusted for estimated prepayments and estimated credit losses of the securities using the effective interest method.  Actual prepayment and credit loss experience is reviewed quarterly and effective yields are recalculated when differences arise between prepayments and credit losses originally anticipated compared to amounts actually received plus anticipated future prepayments.

Securities Available-for-Sale

The Company classifies its investments in securities other than residential mortgage-backed securities as available-for-sale since the Company may sell them prior to maturity and does not hold them principally for the purpose of selling them in the near term. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income. Estimated fair values are based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. Upon the sale of a security, the realized net gain or loss is computed on a specific identification basis.

The Company monitors its available-for-sale securities portfolio for impairments. A loss is recognized when the Company determines that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary. The Company considers many factors in determining whether the impairment of a security is deemed to be other-than-temporary, including, but not limited to, the length of time the security has had a decline in estimated fair value below its amortized cost, the amount of the unrealized loss, the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings.

Unamortized premiums and discounts on securities available-for-sale are recognized in interest income over the contractual life, adjusted for actual prepayments, of the securities using the effective interest method.

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

Loans

The Company purchases pools of residential mortgage whole loans and participations in corporate leveraged loans and commercial real estate loans in the primary and secondary market. Loans are held for investment and the Company initially records loans at their purchase prices. Effective January 1, 2007, the Company accounts for residential mortgage loans at fair value with changes in fair value recorded in income (see “Recent Accounting Pronouncements”). For non-residential mortgage loans, the Company accounts for these loans based on their outstanding principal plus or minus unaccreted purchase discounts and unamortized purchase premiums. In certain instances, where the credit fundamentals underlying a particular loan have materially changed in such a manner that the Company’s expected return may decrease, the Company may elect to sell a loan held for investment due to adverse changes in credit fundamentals. Once the determination has been made by the Company that it will no longer hold the loan for investment, the Company accounts for the loan at the lower of amortized cost or estimated fair value.

Interest income on loans represents interest at stated coupon rates adjusted for accretion of purchase discounts and the amortization of purchase premiums. For corporate and commercial real estate loans, unamortized premiums and discounts are recognized in interest income over the contractual life, adjusted for actual prepayments, of the loans using the effective interest method. For residential mortgage loans, unamortized premiums and discounts are recognized over the contractual life, adjusted for estimated prepayments using the effective interest method.

Allowance and Provision for Loan Losses

The Company maintains an allowance for loan losses at a level that the Company believes is adequate based on an evaluation of known and inherent risks related to its loan investments. When determining the adequacy of the allowance for loan losses the Company considers historical and industry loss experience, economic conditions and trends, the estimated fair values of its loans, credit quality trends and other factors that the Company determines are relevant. Loans are generally evaluated for impairment individually, but loans purchased on a pooled basis with relatively smaller balances and substantially similar characteristics may be evaluated collectively for impairment.

The Company’s investments in commercial real estate loans and corporate loans are not homogeneous and the Company individually reviews each of the loans for impairment and uses relevant information in its analysis, including current estimated fair values, current valuation multiples, estimated fair values and quality of collateral, projected operating cash flow and projected liquidation cash flows. The Company considers a loan to be impaired when, based on current information and events, the Company believes it is probable that it will be unable to collect all amounts due to it based on the contractual terms of the loan. When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its estimated fair value. Increases in the allowance for loan losses are recognized in the Company’s results of operations as a provision for loan losses. When the Company makes a determination that some or all of a loan is uncollectible, the Company charges-off or writes-down the loan and the allowance for loan losses is reduced.

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

As disclosed under “Recent Accounting Pronouncements” upon adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”) as of January 1, 2007, the Company accounts for its investments residential mortgage loans at fair value and therefore does not record an allowance for loan losses for these investments.

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

Borrowings

The Company finances the acquisition of its investments, including loans, trading securities and securities available-for-sale, primarily through the use of secured borrowings in the form of securitization transactions structured as secured financings, repurchase agreements, asset-backed secured liquidity notes, warehouse facilities, demand loans, and other secured and unsecured borrowings. The Company recognizes interest expense on all borrowings on an accrual basis.

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

Derivative Financial Instruments

The Company recognizes all derivatives on its consolidated balance sheet at estimated fair value. On the date the Company enters into a derivative contract, the Company designates and documents each derivative contract as one of the following at the time the contract is executed: (i) a hedge of a recognized asset or liability (“fair value” hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); (iii) a hedge of a net investment in a foreign operation; or (iv) a derivative instrument not designated as a hedging instrument (“free-standing derivative”). For a fair value hedge, the Company records changes in the estimated fair value of the derivative and, to the extent that it is effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in current period earnings in the same financial statement category as the hedged item. For a cash flow hedge, the Company records changes in the estimated fair value of the derivative to the extent that it is effective in other comprehensive income. The Company subsequently reclassifies these changes in estimated fair value to net income in the same period(s) that the hedged transaction affects earnings in the same financial statement category as the hedged item. For free-standing derivatives, the Company reports changes in the fair values in current period other income.

The Company formally documents its hedge relationships at inception, including identification of the hedging instruments and the hedged items, its risk management objectives, strategy for undertaking the hedge transaction and the Company’s evaluation of effectiveness of its hedged transactions. Periodically, as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS No. 133”), the Company also formally assesses whether the derivative it designated in each hedging relationship is expected to be and has been highly effective in offsetting changes in estimated fair values or cash flows of the hedged item using either the dollar offset or the regression analysis method. If the Company determines that a derivative is not highly effective as a hedge, it discontinues hedge accounting.

Foreign Currency

The Company makes investments in non-U.S. dollar denominated securities and loans. As a result, the Company is subject to the risk of fluctuation in the exchange rate between the U.S. dollar and the foreign currency in which it makes an investment. In order to reduce the currency risk, the Company may hedge the applicable foreign currency. All investments denominated in a foreign currency are converted to the U.S. dollar using prevailing exchange rates on the balance sheet date. Income, expenses, gains and losses on investments denominated in a foreign currency are converted to the U.S. dollar using the prevailing exchange rates on the dates when they are recorded. Foreign exchange gains and losses are recorded in other income.

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

Share-Based Compensation

The Company accounts for share-based compensation issued to its directors and to its Manager using the fair value based methodology prescribed by SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). Compensation cost related to restricted common stock issued to the Company’s directors is measured at its estimated fair value at the grant date, and is amortized and expensed ratably over the vesting period. Compensation cost related to restricted common stock and common stock options issued to the Manager is initially measured at estimated fair value at the grant date, and is remeasured on subsequent dates to the extent the awards are unvested. The Company has elected to use the graded vesting attribution method pursuant to SFAS No. 123(R) to amortize compensation expense for the restricted common shares and common stock options granted to the Manager.

Income Taxes

The Company has elected to be taxed as a REIT and is required to comply with the provisions of the Code with respect thereto. Accordingly, the Company is not subject to federal income tax to the extent that its distributions satisfy the REIT requirements and certain asset, income and ownership tests and recordkeeping requirements are fulfilled. Even though the Company qualifies for federal taxation as a REIT, it may be subject to some amount of federal, state, local and foreign taxes based on the Company’s taxable income.

KKR TRS Holdings, Inc. (“TRS Inc.”), KKR TRS Holdings, Ltd. (“TRS Ltd.”), CLO 2005-1, CLO 2005-2, CLO 2006-1, and CLO 2006-2 are not consolidated for federal income tax return purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in TRS Inc., a domestic taxable REIT subsidiary, because it is taxed as a regular subchapter C corporation under the provisions of the Code.

Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the federal income tax basis of assets and liabilities as of each consolidated balance sheet date. TRS Ltd., CLO 2005-1, CLO 2005-2, CLO 2006-1, and CLO 2006-2, the Company’s foreign taxable REIT subsidiaries, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. Therefore, despite their status as taxable REIT subsidiaries, they generally will not be subject to corporate income tax on their earnings, and no provisions for income taxes for the quarter ended March 31, 2007 were required; however, the Company will generally be required to include their current taxable income in its calculation of REIT taxable income.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”). Key provisions of SFAS No. 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of SFAS No. 133, thereby narrowing such exception; (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with SFAS No. 133. The Company adopted SFAS No. 155 as of the beginning of 2007 and the adoption of SFAS No. 155 did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 as of the beginning of 2007 and the adoption of FIN 48 did not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The Company adopted SFAS No. 157 as of the beginning of 2007 and the adoption of SFAS No. 157 did not have a material impact on the manner in which the Company measures the fair value of its financial instruments, but did result in certain additional disclosures, which are contained in Note 13.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value (i.e., the fair value option). The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment.  Subsequent changes in fair value must be recorded in earnings.  Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.

The Company adopted SFAS No. 159 as of the beginning of 2007 and elected to apply the fair value option for its investments in residential mortgage loans and residential mortgage-backed securities. Additionally, the Company intends to consistently apply the election of the fair value option to any future residential mortgage investments. The Company has elected the fair value option for its residential mortgage investments for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of residential mortgage investments. The transition adjustment to beginning accumulated deficit that was recorded as of January 1, 2007 due to the adoption of SFAS No. 159 was a loss of $55.7 million.  The following table presents information about the eligible instruments for which the Company elected the fair value option and for which transition adjustments were recorded as of January 1, 2007 (amounts in thousands):

	Carrying Value at January 1, 2007	Transition Adjustment to Accumulated Deficit Gain/(Loss)	Carrying Value at January 1, 2007 (After Adoption of SFAS No. 159)
Residential mortgage loans	$5,109,261	$(35,653)	$5,073,608
Allowance for loan losses	(1,500)	1,500	—
Residential mortgage-backed securities (1)	7,536,196	(21,575)	7,536,196
Cumulative effect of the adoption of the fair value option		$(55,728)

(1)             Prior to January 1, 2007, residential mortgage-backed securities were classified as available-for-sale and carried at fair value.  Accordingly, the election of the fair value option for mortgage-backed securities did not change their carrying value and resulted in a reclassification from accumulated other comprehensive income to beginning accumulated deficit.

Note 3. Earnings per Share

The Company calculates basic net income per common share by dividing net income for the period by the weighted-average shares of its common stock outstanding for the period. Diluted net income per common share takes into account the effect of dilutive instruments, such as common stock options and unvested restricted common stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares of its common stock outstanding. The following table presents a reconciliation of basic and diluted net income per common share for the three months ended March 31, 2007 and March 31, 2006 (amounts in thousands, except per share information):

	Three months ended March 31, 2007	Three months ended March 31, 2006
Basic:
Net income	$48,424	$30,388
Weighted-average number of common shares outstanding	78,768	77,675
Basic net income per common share	$0.61	$0.39
Diluted:
Net income	$48,424	$30,388
Weighted-average number of common shares outstanding	78,768	77,675
Plus: Incremental shares from assumed conversion of dilutive instruments	1,489	1,639
Adjusted weighted-average number of common shares outstanding	80,257	79,314
Diluted net income per common share	$0.60	$0.38

Note 4. Trading Securities

Upon adoption of SFAS No. 159 as of January 1, 2007, the Company elected the fair value option for its investments in residential mortgage-backed securities.  As of December 31, 2006 the Company’s investments in residential mortgage-backed securities were classified as securities available-for-sale; however, in accordance with SFAS No.159, the election of the fair value option for the Company’s residential mortgage-backed securities results in these investments being classified as trading securities as of January 1, 2007. As of March 31, 2007, trading securities totaled $7.0 billion.

Note 8 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged trading securities for borrowings under repurchase agreements and asset-backed secured liquidity notes.  As of March 31, 2007, $7.0 billion of trading securities were pledged as collateral for both borrowings under repurchase agreements and as collateral for asset backed-backed secured liquidity notes.

Note 5. Securities Available-for-Sale

The following table summarizes the Company’s securities classified as available-for-sale as of March 31, 2007, which are carried at estimated fair value (amounts in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial mortgage-backed securities	$32,000	$133	$—	$32,133
Asset-backed securities	28,385	479	—	28,864
Corporate securities	698,357	37,136	(5,129)	730,364
Common and preferred stock	84,561	5,059	(641)	88,979
Total	$843,303	$42,807	$(5,770)	$880,340

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale securities, aggregated by length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2007 (amounts in thousands):

	Less Than 12 months		12 Months or More		Total
Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate securities	$67,277	(5,129)	$—	$—	$67,277	$(5,129)
Common and preferred stock	45,374	(641)	—	—	45,374	(641)
Total	$112,651	$(5,770)	$—	$—	$112,651	$(5,770)

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

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale securities investments, aggregated by length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2006 (amounts in thousands):

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

During the three months ended March 31, 2007, the Company’s gross realized gains from the sales of available-for-sale securities were $4.7 million. The Company had gross realized losses of $0.7 million from the sales of available-for-sale securities during the three months ended March 31, 2007. During the three months ended March 31, 2006, the Company’s gross realized gains from the sales of available-for-sale securities were $0.6 million. The Company had gross realized losses of $11,000 from the sales of available-for-sale securities during the three months ended March 31, 2006.

Note 8 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged securities available-for-sale for borrowings under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions. The following table summarizes the estimated fair value of securities available-for-sale pledged as collateral under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions as of March 31, 2007 (amounts in thousands):

	Commercial Mortgage-Backed Securities	Corporate Securities(1)	Common and Preferred Stock
Pledged as collateral for borrowings under repurchase agreements	$32,133	$291,055	$—
Pledged as collateral for borrowings under secured revolving credit facility	—	33,456	—
Pledged as collateral for borrowings under secured demand loan	—	—	46,838
Pledged as collateral for collateralized loan obligation senior secured notes	—	330,626	—
Total	$32,133	$655,137	$46,838

The following table summarizes the estimated fair value of securities available-for-sale pledged as collateral under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions as of December 31, 2006 (amounts in thousands):

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

(1)             Includes asset-backed securities.

Note 6. Loans

Upon adoption of SFAS No. 159 as of January 1, 2007, the Company elected the fair value option for its investments in residential mortgage loans.  Prior to the Company’s election of the fair value option for its investments in residential mortgage loans, the loans were carried at net unamortized cost less an allowance for loan losses. As described in Note 2, the Company recorded a transition adjustment to adjust the carrying value of its portfolio of residential mortgage loans to fair value and reverse its allowance for loan losses for its residential mortgage loan portfolio as of January 1, 2007.  The following table summarizes the Company’s loans as of March 31, 2007 and December 31, 2006 (amounts in thousands):

	As of March 31, 2007	As of December 31, 2006
Residential mortgage loans, at fair value	$4,845,144	$—
Residential mortgage loans, at net amortized cost	—	5,109,261
Corporate loans, at net amortized cost	3,092,020	3,225,567
Commercial real estate loans, at net amortized cost	105,328	108,693
Allowance for loan losses for residential mortgage loans	—	(1,500)
Total loans	$8,042,492	$8,442,021

The following table summarizes the components of the carrying value of the Company’s loans recorded at net amortized cost as of March 31, 2007 (amounts in thousands):

	Principal	Unamortized Discount	Net Amortized Cost
Corporate loans	$3,098,594	$(6,574)	$3,092,020
Commercial real estate loans	105,412	(84)	105,328
Total loans	$3,204,006	$(6,658)	$3,197,348

The following table summarizes the components of the carrying value of the Company’s loans as of December 31, 2006 (amounts in thousands):

	Principal	Unamortized Premium/(Discount)	Net Amortized Cost
Residential mortgage loans	$5,092,419	$16,842	$5,109,261
Corporate loans	3,232,414	(6,847)	3,225,567
Commercial real estate loans	108,790	(97)	108,693
Allowance for loan losses for residential mortgage loans	(1,500)	—	(1,500)
Total loans, net of allowance for loan losses	$8,432,123	$9,898	$8,442,021

Note 8 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions. The following table summarizes the carrying value of loans pledged as collateral under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions as of March 31, 2007 (amounts in thousands):

(amounts in thousands)	Residential Mortgage Loans	Corporate Loans	Commercial Real Estate Loans
Pledged as collateral for borrowings under repurchase agreements	2,071,329	558,082	$15,000
Pledged as collateral for asset-backed secured liquidity notes	2,729,205	—	—
Pledged as collateral for borrowings under secured revolving credit facility	—	105,200	—
Pledged as collateral for collateralized loan obligation senior secured notes	—	2,428,738	90,328
Total	$4,800,534	$3,092,020	$105,328

The following table summarizes the carrying value of loans pledged as collateral under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions as of December 31, 2006 (amounts in thousands):

	Residential Mortgage Loans	Corporate Loans	Commercial Real Estate Loans
Pledged as collateral for borrowings under repurchase agreements	$2,136,419	$596,976	$15,000
Pledged as collateral for asset-backed secured liquidity notes	2,905,586	—	—
Pledged as collateral for borrowings under secured revolving credit facility	—	174,893	—
Pledged as collateral for collateralized loan obligation senior secured notes	—	2,452,066	93,693
Total	$5,042,005	$3,223,935	$108,693

The following table summarizes the delinquency statistics of residential mortgage loans as of March 31, 2007 (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
30 to 59 days	82	$33,321
60 to 89 days	22	6,583
90 days or more	22	7,332
In foreclosure	23	6,681
Total	149	$53,917

The following table summarizes the delinquency statistics of residential mortgage loans as of December 31, 2006 (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
30 to 59 days	90	$35,968
60 to 89 days	10	3,040
90 days or more	15	2,855
In foreclosure	18	5,442
Total	133	$47,305

As of March 31, 2007 the aggregate fair value of residential mortgage loans that are 90 days or more past due or in foreclosure approximated the unpaid principal balance of these loans. As of March 31, 2007, the uncollected principal amount of the Company’s residential mortgage loans exceeded their fair value by $20.7 million. As of March 31, 2007, eight of the residential mortgage loans owned by the Company with an outstanding balance of $1.2 million (not included in the table above) were real estate owned (“REO”) as a result of foreclosure on delinquent loans. As of December 31, 2006, six of the residential mortgage loans owned by the Company with an outstanding balance of $1.3 million (not included in the table above) were REO as a result of foreclosure on delinquent loans. As of March 31, 2007 and December 31, 2006, the estimated fair value of the underlying property for these loans approximated the loan balance and the loans have been reclassified from loans to other assets on the Company’s balance sheet at the lower of cost or estimated fair value.

As of March 31, 2007, the Company had forty-five loans that were either 90 days or greater past due or in foreclosure and placed on non-accrual status. As of March 31, 2007, the Company had not recognized approximately $0.3 million in interest income for loans that were either in non-accrual status or classified as REO.

The following table summarizes the changes in the allowance for loan losses for the Company’s residential mortgage loan portfolio during the three months ended March 31, 2007 (amounts in thousands):

Balance, beginning of period	$1,500
Transition to SFAS No. 159 adjustment to accumulated deficit	(1,500)
Balance, end of period	$—

Corporate Loans

As of March 31, 2007 and December 31, 2006, no corporate loans were delinquent and as of March 31, 2007 and December 31, 2006, the Company had not recorded an allowance for loan losses for its corporate loan portfolio. In reviewing the Company’s portfolio of corporate loans, the Company determined that no loans were impaired as of March 31, 2007 and December 31, 2006.

Note 7. Investment in Unconsolidated Affiliate

As of March 31, 2007, the Company’s investment in an unconsolidated affiliate consisted of a 49.9% limited partnership interest in KFH. The remaining 50.1% of KFH is owned by three private investment funds (collectively, the “KKR Strategic Capital Funds”) and the general partner of the KKR Strategic Capital Funds. The KKR Strategic Capital Funds are managed by an affiliate of the Company’s Manager and the KFH general partner is 100% owned by the Company’s Manager. The Company’s investment in KFH is accounted for under the equity method. Under the equity method, the Company’s initial investment is recorded at cost and is subsequently adjusted to recognize the Company’s share of KFH’s earnings or losses. Distributions received reduce the carrying amount of the investment.

KFH was formed during the third quarter of 2006 and is the primary beneficiary of four special purpose entities formed during the third quarter of 2006 to complete secured financing transactions to finance certain investments in corporate loans and securities. The special purpose entities are KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”), KKR Financial CLO 2007-2, Ltd. (“CLO 2007-2”), KKR Financial CLO 2007-3, Ltd. (“CLO 2007-3”), and KKR Financial CLO 2007-4, Ltd (“CLO 2007-4”). Each of these entities was established to complete secured financing transactions. CLO 2007-1, CLO 2007-2, and CLO 2007-3 have elected to be treated as taxable REIT subsidiaries for federal tax purposes. During August 2006, CLO 2007-1, CLO 2007-2 and CLO 2007-3 each entered into separate credit facilities, with a maximum commitment amount of $750.0 million, $750.0 million and $600.0 million, respectively. Each of these facilities bear interest at a rate of 30-day London Interbank Offered Rate (“LIBOR”) plus 0.50%. As of March 31, 2007, CLO 2007-4 had not entered into a credit facility agreement and had no assets or liabilities.

As of March 31, 2007, KFH had $1.5 billion in assets consisting of $1,200.1 million of corporate loans, $296.4 million of corporate securities, $35.1 million of restricted cash, $15.9 million of interest receivable, and $0.4 million of other receivables. As of March 31, 2007, KFH had liabilities totaling $1.3 billion consisting of $1,263.0 million of borrowings under repurchase agreements, $26.5 million of interest payable and $0.7 million of other payables. As of March 31, 2007, KFH had net unrealized gains on its investments in securities classified as available-for-sale totaling $17.6 million. During the quarter ended March 31, 2007, KFH had net income of $14.0 million consisting of $28.3 million of interest income less $14.3 million of interest expense.

As of December 31, 2006, KFH had $1.1 billion in assets consisting of $746.3 million of corporate loans, $294.5 million of corporate securities, $12.5 million of restricted cash, $12.1 million of interest receivable, and $6.6 million of other receivables. As of December 31, 2006, KFH had liabilities totaling $863.9 million consisting of $851.8 million of borrowings under repurchase agreements and $12.1 million of interest payable. As KFH was formed in the third quarter of 2006, KFH did not have any net income during the quarter ended March 31, 2006.

Note 8. Borrowings

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

Certain information with respect to the Company’s borrowings as of March 31, 2007 is summarized in the following table (amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral (1)
Repurchase agreements	$2,969,968	5.33%	22	$2,843,508
Demand loan	41,658	5.88	1	46,838
Secured revolving credit facility	25,200	6.07	18	138,146
Asset-backed secured liquidity notes	8,822,785	5.35	22	9,153,825
CLO 2005-1 senior secured notes	773,000	5.64	3,679	985,883
CLO 2005-2 senior secured notes	752,000	5.63	3,893	952,267
CLO 2006-1 senior secured notes	727,500	5.72	4,165	930,192
CLO 2006-2 repurchase agreements	581,872	5.92	23	694,459
Junior subordinated notes	257,743	7.71	10,721	—
Total	$14,951,726			$15,745,118

Certain information with respect to the Company’s borrowings as of December 31, 2006 is summarized in the following table (amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral (1)
Repurchase agreements	$3,824,728	5.44%	19	$3,728,241
Demand loan	41,658	5.88	1	47,056
Secured revolving credit facility	34,710	6.07	18	208,536
Asset-backed secured liquidity notes	8,705,601	5.38	14	9,015,211
CLO 2005-1 senior secured notes	773,000	5.78	3,769	984,837
CLO 2005-2 senior secured notes	752,000	5.65	3,983	982,976
CLO 2006-1 senior secured notes	727,500	5.73	4,255	1,001,405
CDO 2005-1 repurchase agreements	1,074	6.45	18	1,434
CLO 2006-2 repurchase agreements	631,287	5.95	1	734,348
Junior subordinated notes	257,743	7.71	10,811	—
Total	$15,749,301			$16,704,044

(1)             Collateral for borrowings consists of trading securities, securities available-for-sale, and loans.

Note 9. Derivative Financial Instruments

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

Cash Flow and Fair Value Hedges

The Company uses interest rate derivatives consisting of swaps and corridors to hedge a portion of the interest rate risk associated with its borrowings under repurchase agreements, asset-backed secured liquidity notes and CLO senior secured notes. The Company designates these financial instruments as cash flow hedges. The Company also uses interest rate swaps to hedge all or a portion of the interest rate risk associated with certain fixed interest rate investments. The Company designates these financial instruments as fair value hedges.

Free-Standing Derivatives

The Company has entered into free-standing derivatives that in conjunction with its investment and risk management activities, but for which the Company has not designated the derivative contract as a hedging instrument for accounting purposes. Such derivative contracts may include credit default swaps, foreign exchange contracts, and interest rate derivatives. Free-standing derivatives also include investment financing arrangements (total rate of return swaps) whereby the Company receives the sum of all interest, fees and any positive change in fair value amounts from a reference asset with a specified notional amount and pays interest, fees and any negative change in fair value amounts from such reference asset.

The table below summarizes the estimated net fair value of the derivative instruments as of March 31, 2007 and December 31, 2006 (amounts in thousands):

	As of March 31, 2007		As of December 31, 2006
	Notional	Fair Value	Notional	Fair Value
Cash Flow Hedges:
Interest rate corridors	$728,465	$10,638	$702,369	$13,591
Interest rate swaps	4,264,167	29,248	4,567,828	45,314
Fair Value Hedges:
Interest rate swaps	32,000	(562)	32,000	13
Free-Standing Derivatives:
Interest rate swaptions	31,000	60	31,000	75
Credit default swaps - long	56,614	(185)	3,000	179
Credit default swaps - short	315,614	(271)	275,000	(797)
Total rate of return swaps	343,670	6,218	222,647	2,343
Common stock warrants	—	430	—	—
Net fair value	$5,771,530	$45,576	$5,833,844	$60,718

During the quarters ended March 31, 2007 and March 31, 2006, the Company recognized no ineffectiveness in income from its cash flow and fair value hedges.

Note 10. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (amounts in thousands):

	As of March 31, 2007	As of December 31, 2006
Net unrealized gains on available-for-sale securities	$36,457	$11,776
Net unrealized gains on available-for-sale securities from investment in unconsolidated affiliate	8,810	7,898
Net unrealized gains on cash flow hedges	32,673	50,846
Accumulated other comprehensive income	$77,940	$70,520

The changes in the components of other comprehensive income were as follows (amounts in thousands):

	Three months ended March 31, 2007	Three months ended March 31, 2006
Unrealized gains on securities available-for-sale:
Unrealized holding gains (losses) arising during period	$6,914	$(4,056)
Transition adjustment to accumulated deficit in conjunction with fair value option election for residential mortgage-backed securities	21,575	—
Reclassification adjustments for (gains) losses realized in net income	(3,808)	639
Unrealized gains (losses) on securities available-for-sale	24,681	(3,417)
Unrealized gains on available-for-sale securities from investment in unconsolidated affiliate	912	—
Unrealized (losses) gains on cash flow hedges	(18,173)	47,067
Other comprehensive income	$7,420	$43,650

Note 11. Stock Options and Restricted Stock

The Company has adopted a stock incentive plan (the “2004 Stock Incentive Plan”) that provides for the grant of qualified incentive common stock options that meet the requirements of Section 422 of the Code, non-qualified common stock options, stock appreciation rights, restricted common stock and other share-based awards. The 2004 Stock Incentive Plan was amended on May 26, 2005. The Compensation Committee of the Board of Directors administers the plan. Stock options and other share-based awards may be granted to the Manager, directors, officers and any key employees of the Manager and to any other individual or entity performing services for the Company.

The exercise price for any stock option granted under the 2004 Stock Incentive Plan may not be less than 100% of the fair market value of the shares of common stock at the time the common stock option is granted. Each common stock option must terminate no more than ten years from the date it is granted. The 2004 Stock Incentive Plan authorizes a total of 8,089,625 shares that may be used to satisfy awards under the 2004 Stock Incentive Plan. The Company made its initial grants under the 2004 Stock Incentive Plan on August 12, 2004, and August 19, 2004, the dates that the Company closed its initial private placement of common stock and the date that the over-allotment option was exercised, respectively.

The following table summarizes restricted common stock transactions:

	Manager	Directors	Total
Unvested shares as of January 1, 2007	1,647,955	52,033	1,699,988
Issued	—	—	—
Vested	—	(5,150)	(5,150)
Forfeited	—	—	—
Unvested shares as of March 31, 2007	1,647,955	46,883	1,694,838

The shares of restricted common stock granted to the directors were valued using the fair market value at the time of grant, which was $21.30 per share, for the shares of restricted common stock granted in 2006. Pursuant to SFAS No. 123(R), the Company is required to value any unvested shares of restricted common stock granted to the Manager at the current market price. The Company valued the unvested restricted common stock at $27.43 and $22.43 per share at March 31, 2007 and March 31, 2006, respectively.

The following table summarizes common stock option transactions:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2007	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of March 31, 2007	1,932,279	$20.00

57,500 and nil of the common stock options outstanding were exercised at March 31, 2007 and March 31, 2006, respectively. 1,269,020 and 663,260 common stock options were exercisable on March 31, 2007 and March 31, 2006, respectively. The common stock options are valued using the Black-Scholes model using the following assumptions:

	As of March 31, 2007	As of March 31, 2006
Expected life	7.3 years	8.3 years
Discount rate	4.63%	4.96%
Volatility	22.10%	20.00%
Dividend yield	9.00%	9.00%

The estimated fair value of the common stock options was $3.37 and $1.60 at March 31, 2007 and March 31, 2006, respectively. For the quarters ended March 31, 2007 and March 31, 2006, the components of share-based compensation expense are as follows (amounts in thousands):

	For the three months ended March 31, 2007	For the three months ended March 31, 2006
Options granted to Manager	$622	$(12)
Restricted shares granted to Manager	5,110	6,621
Restricted shares granted to certain directors	106	174
Total share-based compensation expense	$5,838	$6,783

Note 12.   Management Agreement and Related Party Transactions

The Manager manages the Company’s day-to-day operations, subject to the direction and oversight of the Company’s Board of Directors. The Management Agreement expires on December 31, of each year, but is automatically renewed for a one-year term on each December 31 unless terminated upon the affirmative vote of at least two-thirds of the Company’s independent directors, or by a vote of the holders of a majority of the outstanding shares of the Company’s common stock, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable by the Manager is not fair, subject to the Manager’s right to prevent such a termination under this clause (2) by accepting a mutually acceptable reduction of management fees.  The Manager must be provided 180 days prior notice of any such termination and will be paid a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive fee for the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

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

For the quarter ended March 31, 2007, the Company incurred $7.2 million in base management fees. In addition, the Company recognized share-based compensation expense related to common stock options and restricted common stock granted to the Manager of $5.7 million for the quarter ended March 31, 2007 (see Note 11). The Company also reimbursed the Manager $1.7 million for expenses for the quarter ended March 31, 2007. For the quarter ended March 31, 2006, the Company incurred $7.1 million in base management fees. In addition, the Company recognized share-based compensation expense related to common stock options and restricted common stock granted to the Manager of $6.6 million for the quarter ended March 31, 2006 (see Note 11). The Company also reimbursed the Manager $1.4 million for expenses for the quarter ended March 31, 2006. Base management fees incurred and share-based compensation expense relating to common stock options and restricted common stock granted to the Manager are included in related party management compensation on the condensed consolidated statements of operations. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of operations non-investment expense category based on the nature of the expense.

Incentive fees of $6.4 million and $0.7 million were earned by the Manager during the quarters ended March 31, 2007 and 2006, respectively.

An affiliate of the Company’s Manager has entered into separate management agreements with the respective investment vehicles for CLO 2005-1, CLO 2005-2, and CLO 2006-1 and is entitled to receive fees for the services performed as collateral manager. As of March 31, 2007, the collateral manager has permanently waived approximately $7.7 million in fees. The waivers for CLO 2005-1, CLO 2005-2, and CLO 2006-1 expire in April 2007, May 2007, and May 2007, respectively. The collateral manager evaluates such waivers on a quarterly basis and there are no assurances that the collateral manager will waive such management fees subsequent to those dates.

Note 13.   Fair Value Disclosures

Effective January 1, 2007 the Company early adopted SFAS No. 157, which requires additional disclosures about the Company’s assets and liabilities that are measured at fair value.  The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2007, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active markets, and inputs other than quoted prices that are observable for the asset or liability.  Level 3 inputs are unobservable inputs for the asset, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset.

(amounts in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2007
Trading securities	$—	$7,033,094	$—	$7,033,094
Securities available-for-sale	88,979	686,009	105,352	880,340
Loans	—	4,845,144	—	4,845,144
Derivatives, net	—	44,467	1,109	45,576
Total	$88,979	$12,608,714	$106,461	$12,804,154

The following table presents additional information about assets, including derivatives, which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(amounts in thousands)	Securities Available-For-Sale	Derivatives, net
Beginning balance	$104,498	$—
Total gains or losses (realized/unrealized):
Included in earnings	—	1,109
Included in other comprehensive income	854	—
Ending balance	$105,352	$1,109

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$1,109

As of March 31, 2007, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

Note 14.   Subsequent Events

On May 3, 2007, the Company’s shareholders approved a restructuring transaction (the “Conversion Transaction”) whereby KKR Financial Corp., currently a publicly traded Maryland corporation, will become a subsidiary of a recently formed Delaware limited liability company that will be publicly traded.  The Delaware limited liability company, named KKR Financial Holdings LLC, will not be taxed as a REIT, but is expected to be treated as a pass-through entity for U.S. federal income tax purposes.  The Conversion Transaction will result in each share of currently issued and outstanding KKR Financial Corp. common stock being converted into an equal number of limited liability company shares in KKR Financial Holdings LLC (“Holdings”). The Company expects that the Conversion Transaction will be consummated on May 4, 2007.

On May 3, 2007, the Company’s Board of Directors declared a cash distribution for an aggregate amount of $45.1 million for the three months ended March 31, 2007 on the Company’s common stock.  The distribution is payable on May 31, 2007 to common stockholders of record as of the close of business on May 17, 2007. However, assuming that the Conversion Transaction is consummated on May 4, 2007, the Company’s sole common stockholder after that date will be Holdings and this cash distribution will therefore be paid to Holdings.  Accordingly, the Company expects that the board of directors of Holdings will declare a cash distribution in the same aggregate amount payable on May 31, 2007 to the persons who are holders of its common shares as of the close of business on May 17, 2007. Based on the number of shares of Holdings that the Company expects will be issued in the Conversion Transaction, the Company expects that Holdings will pay a distribution of $0.56 on each of its common shares on May 31, 2007.

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

Executive Overview

We are a specialty finance company that invests in multiple asset classes and uses leverage with the objective of generating competitive leveraged risk-adjusted returns subject to maintaining our status as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and our exemption from regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Our objective is to provide competitive returns to our investors through a combination of distributions and capital appreciation. As part of our multi-asset class strategy, we seek to invest opportunistically in those asset classes that can generate competitive leveraged risk-adjusted returns. Investing in multiple asset classes does not, however, reduce or eliminate many of the risks associated with our investment portfolio such as geographic concentration risk, asset class concentration risk, market risk and credit risk. We currently make investments in the following asset classes: (i) residential mortgage loans and mortgage-backed securities; (ii) corporate loans and debt securities; (iii) commercial real estate loans and debt securities; (iv) asset-backed securities; and (v) marketable and non-marketable equity securities. We also make opportunistic investments in other asset classes from time to time. Our investment guidelines do not impose any limitations on the amount of our investments in any specific asset class, industry, or investment. Our income is generated primarily from the difference between the interest and dividend income earned on our investments and the cost of our borrowings, plus (i) realized and unrealized gains and losses on its derivatives that are not accounted for as hedges, (ii) realized gains and losses from the sales of investments, (iii) unrealized gains and losses on trading securities and loans carried at fair value, and (iv) fee income.

Our board of directors and shareholders have approved a restructuring transaction (the “Conversion Transaction”) whereby KKR Financial Corp., currently a publicly traded Maryland corporation, will become a subsidiary of a recently formed Delaware limited liability company that will be publicly traded. The Delaware limited liability company, named KKR Financial Holdings LLC, (“Holdings”) will not be taxed as a REIT, but is expected to be treated a pass-through entity for U.S. federal income tax purposes. The Conversion Transaction will result in each share of currently issued and outstanding KKR Financial Corp. common stock being converted into one common share (a “common share”) representing a limited liability company interest in Holdings.  We expect that the Conversion Transaction will be consummated on May 4, 2007.  For additional information concerning the Conversion Transaction, you should review the registration statement on Form S-4, as amended, filed by Holdings with the Securities and Exchange Commission (the “SEC”), which may be obtained free of charge on the SEC website at www.sec.gov.

We expect that the Conversion Transaction will provide Holdings with the flexibility over time to take the capital that we currently have invested in real estate related investments and reallocate that capital to non real estate related investments.  We also understand that Holdings intends over time to allocate significantly more capital to non real estate related investments, which are expected to be comprised principally of (1) debt obligations and (2) marketable and non-marketable equity securities which will consist primarily of private equity investments.  To the extent that Holdings is successful executing this strategy, it will result in changes in Holdings’ assets, business and operations when compared to our historical assets, business and operations.

We understand that Holdings is evaluating various alternatives to reducing its real estate related investments after the Conversion Transaction, including allowing real estate related assets to pay down in the ordinary course or selling real estate related assets.  We believe that, if Holdings were to allow its real estate-related assets to liquidate in the ordinary course, the reallocation of capital would occur over three or four years, although it might take longer absent other liquidation strategies.  Also, there can be no assurance that, if Holdings were to attempt to sell real estate related assets, it would be successful in selling those assets within the time period or for the price it desired, or at all.

In addition, Holdings has not elected to be treated as a REIT for U.S. federal income tax purposes and will therefore not be subject to those provisions of the Code that require us to distribute substantially all of our taxable income in the form of distributions to stockholders in order to maintain our qualification as a REIT.  Nonetheless, we understand that Holdings currently intends to distribute approximately 75% to 95% of its taxable income to its shareholders.  However, distributions by Holdings must be approved by, and will be subject to the sole discretion of, its board of directors and will be subject to various considerations including, but not limited to, its financial performance, liquidity requirements, distribution restrictions contained in its current or future financing facilities, its distribution yield relative to its peers and other relevant factors identified by its board of directors.

Cash Distributions to Stockholders

On May 3, 2007, our Board of Directors declared a cash distribution for an aggregate amount of $45.1 million for the three months ended March 31, 2007 on our common stock. The distribution is payable on May 31, 2007 to our common stockholders of record as of the close of business on May 17, 2007.  However, assuming that the Conversion Transaction is consummated on May 4, 2007, our sole common stockholder after that date will be Holdings and this cash distribution will therefore be paid to Holdings.  Accordingly, we expect that the board of directors of Holdings will declare a cash distribution in the same aggregate amount payable on May 31, 2007 to the persons who are the record holders of its common shares as of the close of business on May 17, 2007.  Based on the number of common shares of Holdings that we expect will be issued in the Conversion Transaction, we expect that Holdings will pay a distribution of $0.56 on each of its common shares on May 31, 2007.

Investment Portfolio

As of March 31, 2007 our investment portfolio totaled $16.1 billion, representing a decrease of 6% from $17.1 billion as of December 31, 2006. As of March 31, 2007, our investment portfolio primarily consisted of residential mortgage loans and securities totaling $11.9 billion, corporate loans and securities totaling $3.9 billion, commercial real estate loans and securities totaling $137.5 million, and marketable equity securities consisting of preferred and common stock totaling $89.0 million. In addition, we held investments in non-marketable equity securities totaling $173.8 million as of March 31, 2007.

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

As of March 31, 2007, unamortized purchase premiums and unaccreted purchase discounts on our investment portfolio totaled $25.5 million and $41.0 million, respectively.

Upon adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”) as of January 1, 2007 as disclosed below under “Recent Accounting Pronouncements”, we carry our investments in residential mortgage-backed securities and residential mortgage loans at fair value with changes in fair value recorded in income.

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

Because we remeasure the amount of compensation costs associated with the unvested restricted common stock and unvested common stock options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our consolidated financial statements will change based on the estimated fair value of our common stock and this may result in earnings volatility. For the quarter ended March 31, 2007, share-based compensation totaled $5.8 million. As of March 31, 2007, substantially all of the non-vested common stock options and restricted common stock issued that is subject to SFAS No. 123(R) is subject to remeasurement. As of March 31, 2007, a $1 increase in the price of our common stock would have increased our future share-based compensation expense by approximately $1.9 million and this future share-based compensation expense would be recognized over the remaining vesting periods of our outstanding restricted common stock and common stock options. As of March 31, 2007, future unamortized share-based compensation totaled $11.8 million, of which $8.5 million, $3.2 million, and $0.1 million will be recognized in 2007, 2008, and 2009, respectively.

Accounting for Derivative Instruments and Hedging Activities

We recognize all derivatives on our consolidated balance sheet at estimated fair value. On the date we enter into a derivative contract, we designate and document each derivative contract as one of the following at the time the contract is executed: (i) a hedge of a recognized asset or liability (“fair value” hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); (iii) a hedge of a net investment in a foreign operation; or (iv) a derivative instrument not designated as a hedging instrument (“free-standing derivative”). For a fair value hedge, we record changes in the estimated fair value of the derivative and, to the extent that it is effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in the current period earnings in the same financial statement category as the hedged item. For a cash flow hedge, we record changes in the estimated fair value of the derivative to the extent that it is effective in other comprehensive income. We subsequently reclassify these changes in estimated fair value to net income in the same period(s) that the hedged transaction affects earnings in the same financial statement category as the hedged item. For free-standing derivatives, we report changes in the fair values in current period other income.

We formally document at inception our hedge relationships, including identification of the hedging instruments and the hedged items, our risk management objectives, strategy for undertaking the hedge transaction and our evaluation of effectiveness of its hedged transactions. Periodically, as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS No. 133”), we also formally assesses whether the derivative it designated in each hedging relationship is expected to be and has been highly effective in offsetting changes in estimated fair values or cash flows of the hedged item using either the dollar offset or the regression analysis method. If we determine that a derivative is not highly effective as a hedge, we discontinue hedge accounting.

We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would immediately affect periodic earnings, potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of March 31, 2007, the estimated fair value of our derivatives totaled $45.6 million.

Impairments

We evaluate our investment portfolio for impairment as of each quarter end or more frequently if we become aware of any material information that would lead us to believe that an investment may be impaired. We evaluate whether the investment is considered impaired and whether the impairment is other-than-temporary. If we make a determination that the impairment is other-than-temporary, we recognize an impairment loss equal to the difference between the amortized cost basis and the estimated fair value of the investment. We consider many factors in determining whether the impairment of an investment is other-than-temporary, including but not limited to the length of time the security has had a decline in estimated fair value below its amortized cost, the amount of the loss, our intent and our financial ability to hold the investment for a period of time sufficient for a recovery in its estimated fair value, recent events specific to the issuer or industry, external credit ratings and recent downgrades in such ratings.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”). Key provisions of SFAS No. 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of SFAS No. 133, thereby narrowing such exception; (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with SFAS No. 133. We adopted SFAS No. 155 as of the beginning of 2007 and the adoption of SFAS No. 155 did not have a material impact on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 as of the beginning of 2007 and the adoption of FIN 48 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. We adopted SFAS No. 157 as of the beginning of 2007 and the adoption of SFAS No. 157 did not have a material impact on the manner in which the Company measures the fair value of its financial instruments, but did result in certain additional disclosures, which are contained in Note 13 of our condensed consolidated financial statements.

In February 2007, FASB issued SFAS No. 159. This statement permits entities to choose to measure many financial instruments and certain other items at fair value (i.e., the fair value option). The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment.  Subsequent changes in fair value must be recorded in earnings.  Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.

We adopted SFAS No. 159 as of the beginning of 2007 and elected to apply the fair value option for our investments in residential mortgage loans and residential mortgage-backed securities. Additionally, we intend to consistently apply the election of the fair value option to any future residential mortgage investments. We have elected the fair value option for our residential mortgage investments for the purpose of enhancing the transparency of our financial condition as fair value is consistent with how we manages the risks of residential mortgage investments. The transition adjustment to beginning accumulated deficit that was recorded as of January 1, 2007 due to the adoption of SFAS No. 159 was a loss of $55.7 million.  The following table presents information about the eligible instruments for which the Company elected the fair value option and for which transition adjustments was recorded as of January 1, 2007 (amounts in thousands):

	Carrying Value at January 1, 2007	Transition Adjustment to Accumulated Deficit Gain/(Loss)	Carrying Value at January 1, 2007 (After Adoption of SFAS No. 159)
Residential mortgage loans	$5,109,261	$(35,653)	$5,073,608
Allowance for loan losses	(1,500)	1,500	—
Residential mortgage-backed securities (1)	7,536,196	(21,575)	7,536,196
Cumulative effect of the adoption of the fair value option		$(55,728)

(1)             Prior to January 1, 2007, residential mortgage-backed securities were classified as available-for-sale and carried at fair value.  Accordingly, the election of the fair value option for mortgage-backed securities did not change their carrying value and resulted in a reclassification from accumulated other comprehensive income to beginning accumulated deficit.

Results of Operations

Quarter ended March 31, 2007 compared to quarter ended March 31, 2006

Summary

Our net income for the quarter ended March 31, 2007 totaled $48.4 million (or $0.60 per diluted share) as compared to net income of $30.4 million (or $0.38 per diluted share) for the quarter ended March 31, 2006.

Net Investment Income

The following table presents the components of our net investment income for the quarters ended March 31, 2007 and 2006:

Comparative Net Investment Income Components
(Amounts in thousands)

	For the three months ended March 31, 2007	For the three months ended March 31, 2006
Investment Income:
Residential mortgage loans and securities interest income	$163,706	$146,130
Corporate loans and securities interest income	82,385	50,414
Commercial real estate loans and securities interest income	2,852	8,638
Other interest income	2,687	1,845
Common and preferred stock dividend income	974	883
Net premium/discount (amortization) accretion	407	(112)
Total investment income	253,011	207,798
Interest Expense:
Repurchase agreements interest expense	55,212	106,062
Collateralized loan obligation senior secured notes interest expense	32,060	17,965
Asset-backed secured liquidity notes interest expense	117,497	31,476
Secured revolving credit facility interest expense	988	750
Demand loan interest expense	604	504
Junior subordinated notes interest expense	4,985	32
Other interest expense	634	941
Interest rate swaps interest expense, net	(11,914)	(1,167)
Total interest expense	200,066	156,563
Net investment income	$52,945	$51,235

As presented in the table above, our net investment income increased by $1.7 million for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006. The change from 2006 to 2007 is primarily attributable to the increase in our investment portfolio since March 31, 2006. As of March 31, 2007, we held $16.0 billion in investments in loans, securities available-for-sale, and trading securities and had borrowings outstanding totaling $15.0 billion. In comparison, as of March 31, 2006, investments in loans and securities available-for-sale totaled $15.4 billion and borrowings outstanding totaled $13.5 billion.

Other Income

The following table presents the components of our other income for the quarters ended March 31, 2007 and March 31, 2006:

Comparative Other Income Components
(Amounts in thousands)

	For the three months ended March 31, 2007	For the three months ended March 31, 2006
Net realized and unrealized gain on derivatives and foreign exchange:
Interest rate swaptions	$(16)	$33
Interest rate swaps	—	161
Credit default swaps	(42)	(258)
Total rate of return swaps	6,767	(300)
Common stock warrants	430	—
Foreign exchange translation	(1)	374
Total realized and unrealized gain on derivatives and foreign exchange	7,138	10
Net realized gain on investments	6,944	1,448
Net unrealized gain on trading securities and loans carried at fair value	2,769	—
Fee and other income	2,048	215
Total other income	$18,899	$1,673

As presented in the table above, other income totaled $18.9 million for the quarter ended March 31, 2007 as compared to $1.7 million for the quarter ended March 31, 2006. The increase in total other income is primarily attributable to increased net realized gains on the sale of investments, increased use of total rate of return swaps to finance investments, and the inclusion of the changes in the fair value of residential mortgage-backed securities and residential mortgage loans in income due to the adoption of SFAS No. 159.

Non-Investment Expenses

The following table presents the components of our non-investment expenses for the quarters ended March 31, 2007 and March 31, 2006:

Comparative Non-Investment Expense Components
(Amounts in thousands)

	For the three months ended March 31, 2007	For the three months ended March 31, 2006
Related party management compensation:
Base management fees	$7,196	$7,158
Incentive fee	6,371	673
Share-based compensation	5,732	6,609
Related party management compensation	19,299	14,440
Professional services	541	947
Loan servicing expense	3,263	3,996
Insurance expense	194	224
Directors expenses	320	373
General and administrative expenses	6,008	2,228
Total non-investment expenses	$29,625	$22,208

As presented in the table above, our non-investment expenses increased by $7.4 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The significant components of non-investment expense are described below.

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

General and administrative expenses consist of expenses incurred by our Manager on our behalf that are reimbursable to our Manager pursuant to the Management Agreement. Professional services expenses consist of legal, accounting and other professional services. Loan servicing expense consists of fixed servicing fees paid to third-party servicers. The increase in non-investment expense is primarily due to the increased incentive fee expense for the first quarter of 2007 compared to the first quarter of 2006, which is directly related to our increase in net income (as defined in the Management Agreement) for the first quarter of 2007 compared to the first quarter of 2006, and our decision to terminate an existing $300.0 million credit facility entered into by KKR Financial CDO 2005-1, Ltd., which resulted in the write-off of approximately $2.2 million of capitalized costs related to this facility.

Income Tax Provision

We elected to be taxed as a REIT and we believe that we have complied with the provisions of the Code with respect thereto. Accordingly, we are not subject to federal income tax to the extent that our distributions to stockholders satisfy the REIT requirements and certain asset, income and ownership tests, and recordkeeping requirements are fulfilled.

KKR TRS Holdings Inc. (“TRS Inc.”), our domestic taxable REIT subsidiary, is taxed as a regular subchapter C corporation under the provisions of the Code. TRS Inc. was formed to make, from time to time, certain investments that would not be REIT qualifying investments if made directly by us, and to earn income that would not be REIT qualifying income if earned directly by us. For the quarter ended March 31, 2007, TRS Inc. had pre-tax net income of $1.9 million and the provision for income taxes totaled $0.8 million. As of March 31, 2007, TRS Inc. had an income tax liability of $0.6 million.

KKR Financial CLO 2005-1, Ltd., KKR Financial CLO 2005-2, Ltd., KKR Financial CLO 2006-1 Ltd., and KKR Financial CLO 2006-2 Ltd., are foreign taxable REIT subsidiaries that were established to facilitate securitization transactions, structured as secured financing transactions, and KKR TRS Holdings, Ltd., is a foreign taxable REIT subsidiary that was formed to make from time to time, certain foreign investments. They are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. Therefore, despite their status as taxable REIT subsidiaries, they generally will not be subject to corporate income tax on their earnings, and no provisions for income taxes for the quarter ended March 31, 2007 were recorded; however, we are generally required to include their current taxable income in our calculation of REIT taxable income.

Financial Condition

Summary

The tables below summarize the carrying value, amortized cost, and estimated fair value of our investment portfolio as of March 31, 2007 and December 31, 2006, classified by interest rate type. Carrying value is the value that investments are recorded on our consolidated balance sheets and is estimated fair value for securities and residential mortgage loans and amortized cost for corporate and commercial real estate loans held for investment and the lower of amortized cost or market value for loans held for sale. Estimated fair values set forth in the tables below are based on dealer quotes and/or nationally recognized pricing services.

The table below summarizes our investment portfolio as of March 31, 2007 classified by interest rate type:

Investment Portfolio
(Amounts in thousands)

	Carrying Value	Amortized Cost	Estimated Fair Value	Portfolio Mix % by Fair Value
Floating Rate:
Residential Adjustable Rate Mortgage (“ARM”) Loans	$1,294,678	$1,311,889	$1,294,678	8.0%
Residential ARM Securities	5,229,852	5,218,304	5,229,852	32.4
Corporate Loans	3,067,020	3,067,020	3,090,999	19.1
Corporate Debt Securities	266,917	258,004	266,917	1.7
Commercial Real Estate Loans	105,328	105,328	106,118	0.6
Total Floating Rate	9,963,795	9,960,545	9,988,564	61.8
Hybrid Rate:
Residential Hybrid ARM Loans	3,550,466	3,569,558	3,550,466	21.9
Residential Hybrid ARM Securities	1,803,242	1,832,947	1,803,242	11.2
Total Hybrid Rate	5,353,708	5,402,505	5,353,708	33.1
Fixed Rate:
Corporate Loans	25,000	25,000	24,570	0.2
Corporate Debt Securities	492,311	468,738	492,311	3.0
Commercial Real Estate Debt Securities	32,133	32,000	32,133	0.2
Total Fixed Rate	549,444	525,738	549,014	3.4
Marketable and Non-Marketable Equity Securities:
Common and Preferred Stock	88,979	84,561	88,979	0.6
Non-Marketable Equity Securities	173,823	173,823	173,823	1.1
Total Marketable and Non-Marketable Equity Securities	262,802	258,384	262,802	1.7
Total	$16,129,749	$16,147,172	$16,154,088	100.0%

As of March 31, 2007, the aggregate fair value of our investment portfolio exceeded the aggregate amortized cost value of our portfolio by $6.9 million and, as of the same date, we had unrealized gains totaling $32.7 million related to our cash flow hedges, as defined under SFAS No. 133. As of March 31, 2007, the aggregate net unamortized purchase discount related to our investment portfolio was $15.5 million.

The table below summarizes our investment portfolio as of December 31, 2006, classified by interest rate type:

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

As of December 31, 2006, the aggregate fair value of our investment portfolio exceeded the aggregate amortized cost value of our portfolio by $4.7 million and, as of the same date, we had unrealized gains totaling $50.8 million related to our cash flow hedges, as defined under SFAS No. 133. As of December 31, 2006, the aggregate net unamortized purchase discount related to our investment portfolio was $17.3 million.

Asset Quality

Asset Quality Review

We evaluate and monitor the asset quality of our investment portfolio by performing detailed credit reviews and by monitoring key credit statistics and trends. We monitor the credit rating of our investment portfolio through the use of both Moody’s Investor Services (“Moody’s”) and Standard & Poor’s Ratings Service (“Standard & Poor’s”) ratings, and Moody’s weighted average rating factor, or WARF. WARF is the quantitative equivalent of Moody’s traditional rating categories (e.g., Ba1, Ba2, etc.) and is used by Moody’s in its credit enhancement calculations for securitization transactions. By monitoring both Moody’s and Standard & Poor’s ratings and Moody’s WARF we can monitor trends and changes in the credit ratings of our investment portfolio. For residential mortgage loans and residential mortgage-backed securities we monitor the credit quality of the underlying borrowers by monitoring trends and changes in the underlying borrowers’ FICO® scores. Borrowers with lower FICO® scores generally default more frequently than borrowers with higher FICO® scores. For residential and commercial real estate mortgage loans and mortgage-backed securities we monitor trends and changes in loan to value, or LTV, ratios. Increases in LTV ratios are likely to result in higher realized credit losses when borrowers default.

Investment Securities

The following table summarizes the par value of our debt investment securities portfolio by investment class stratified by Moody’s and Standard & Poor’s ratings category as of March 31, 2007:

Investment Securities
(Amounts in thousands)

Ratings Category	Residential ARM Securities	Residential Hybrid ARM Securities	Corporate Debt Securities	Commercial Real Estate Debt Securities	Total
Aaa/AAA	$5,181,416	$1,769,651	$—	$—	$6,951,067
Aa1/AA+ through Aa3/AA-	13,803	28,245	—	—	42,048
A1/A+ through A3/A-	9,951	17,974	—	—	27,925
Baa1/BBB+ through Baa3/BBB-	7,062	9,627	18,385	—	35,074
Ba1/BB+ through Ba3/BB-	3,531	3,852	142,500	32,000	181,883
B1/B+ through B3/B-	2,568	2,568	347,315	—	352,451
Caa1/CCC+ and lower	—	—	175,500	—	175,500
Non-Rated	5,740	6,413	56,336	—	68,489
Total	$5,224,071	$1,838,330	$740,036	$32,000	$7,834,437

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

Loans

Our residential mortgage loan portfolio totaled $4.8 billion as of March 31, 2007 and $5.1 billion as of December 31, 2006. As of March 31, 2007, we owned eight real estate properties acquired through foreclosure. The outstanding loan balance of $1.2 million with respect to these eight properties (not included in the following table) was reclassified from loans to other assets on our balance sheet. As the estimated fair value of these eight properties approximates the outstanding loan balance we have not recorded a charge against our allowance for loan losses.

The weighted average original FICO® score and weighted average original LTV ratio of our residential mortgage loan portfolio were 739 and 68.4%, respectively, as of March 31, 2007. As of December 31, 2006, the weighted average original FICO® score and weighted average LTV ratio of our residential mortgage loan portfolio were 739 and 68.6%, respectively. As of March 31, 2007 our residential mortgage loan portfolio did not have any material concentrations in investor owned properties, multi-unit housing properties, condominium properties and/or cooperative properties. A material portion of our residential mortgage loans are non-conforming mortgage loans, not due to credit quality, but because the mortgage loans have balances that exceed the maximum balances necessary to qualify as a conforming mortgage loan.

The following table summarizes the delinquency statistics of residential mortgage loans as of March 31, 2007 (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
30 to 59 days	82	$33,321
60 to 89 days	22	6,583
90 days or more	22	7,332
In foreclosure	23	6,681
Total	149	$53,917

The following table summarizes the delinquency statistics of residential mortgage loans as of December 31, 2006 (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
30 to 59 days	90	$35,968
60 to 89 days	10	3,040
90 days or more	15	2,855
In foreclosure	18	5,442
Total	133	$47,305

Upon adoption of SFAS No. 159 as of January 1, 2007, we elected the fair value option for our investments in residential mortgage loans.  Prior to the election of the fair value option for our investments in residential mortgage loans, the loans were carried at net unamortized cost less an allowance for loan losses. As of January 1, 2007, we recorded a transition adjustment to adjust the carrying value of our portfolio of residential mortgage loans to fair value and reverse our allowance for loan losses for our residential mortgage loan portfolio as of January 1, 2007.  The following table summarizes the changes in the allowance for loan losses for our residential mortgage loan portfolio during the three months ended March 31, 2007 (amounts in thousands):

Balance, beginning of period	$1,500
Transition to SFAS No. 159 adjustment to accumulated deficit	(1,500)
Balance, end of period	$—

Our corporate loan portfolio totaled $3.1 billion as of March 31, 2007 and $3.2 billion as of December 31, 2006. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of first and second lien loans, mezzanine loans and bridge loans.

We performed an allowance for loan losses analysis as of March 31, 2007 and December 31, 2006, and we have made the determination that no allowance for loan losses was required for our corporate loan portfolio as of March 31, 2007 or December 31, 2006.

The following table summarizes the par value of our corporate loan portfolio stratified by Moody’s and Standard & Poor’s ratings category as of March 31, 2007 and December 31, 2006:

Corporate Loans
(Amounts in thousands)

Ratings Category	As of March 31, 2007	As of December 31, 2006
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA-	—	—
A1/A+ through A3/A-	—	—
Baa1/BBB+ through Baa3/BBB-	22,342	77,326
Ba1/BB+ through Ba3/BB-	1,677,214	1,764,598
B1/B+ through B3/B-	1,133,105	1,153,856
Caa1/CCC+ and lower	108,629	93,340
Non-Rated	157,304	143,294
Total	$3,098,594	$3,232,414

Our commercial real estate loan portfolio totaled $105.3 million and $108.7 million as of March 31, 2007 and December 31, 2006, respectively.

We performed an allowance for loan losses analysis as of March 31, 2007 and December 31, 2006, and we have made the determination that no allowance for loan losses was required for our commercial real estate loan portfolio as of March 31, 2007 or December 31, 2006.

The following table summarizes the par value of our commercial real estate loan portfolio stratified by Moody’s and Standard & Poor’s ratings category as of March 31, 2007 and December 31, 2006:

Commercial Real Estate Loans
(Amounts in thousands)

Ratings Category	As of March 31, 2007	As of December 31, 2006
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA-	—	—
A1/A+ through A3/A-	—	—
Baa1/BBB+ through Baa3/BBB-	—	—
Ba1/BB+ through Ba3/BB-	15,000	2,908
B1/B+ through B3/B-	90,412	90,882
Caa1/CCC+ and lower	—	—
Non-Rated	—	15,000
Total	$105,412	$108,790

Asset Repricing Characteristics

Summary

The table below summarizes the repricing characteristics of our investment portfolio as of March 31, 2007 and December 31, 2006, and is classified by interest rate type:

Investment Portfolio
(Amounts in thousands)

	As of March 31, 2007		As of December 31, 2006
	Amortized Cost	Portfolio Mix	Amortized Cost	Portfolio Mix
Floating Rate:
Residential ARM Loans	$1,311,889	8.3%	$1,441,959	8.6%
Residential ARM Securities	5,218,304	32.8	5,662,830	33.6
Corporate Loans	3,067,020	19.3	3,200,567	19.0
Corporate Debt Securities	258,004	1.6	344,650	2.0
Commercial Real Estate Loans	105,328	0.7	108,693	0.6
Total Floating Rate	9,960,545	62.7	10,758,699	63.8
Hybrid Rate:
Residential Hybrid ARM Loans	3,569,558	22.5	3,667,302	21.8
Residential Hybrid ARM Securities	1,832,947	11.5	1,894,941	11.2
Total Hybrid Rate	5,402,505	34.0	5,562,243	33.0
Fixed Rate:
Corporate Loans	25,000	0.2	25,000	0.1
Corporate Debt Securities	468,738	2.9	486,321	2.9
Commercial Real Estate Debt Securities	32,000	0.2	32,000	0.2
Total Fixed Rate	525,738	3.3	543,321	3.2
Total	$15,888,788	100.0%	$16,864,263	100.0%

The table above excludes marketable equity securities with a fair value of $89.0 million and amortized cost of $84.6 million, and non-marketable equity securities with a fair value of $173.8 million and amortized cost of $173.8 million as of March 31, 2007. The table above also excludes marketable equity securities with a fair value of $69.0 million and amortized cost of $68.1 million, and non-marketable equity securities with a fair value of $166.3 million and amortized cost of $166.3 million as of December 31, 2006.

Residential ARM Securities

As of March 31, 2007 and December 31, 2006, substantially all of our residential ARM securities were comprised of one-month LIBOR floating rate securities that reprice monthly and were subject to a weighted average maximum net interest rate of 11.83% and 11.83%, respectively, which was materially above the then current weighted average net coupon of 6.47% and 6.46%, respectively. Our repricing risk on our portfolio of residential ARM securities increases materially if interest rates continue to increase to a level where the weighted average coupon rate approaches the weighted average maximum net interest rate, because the weighted average coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average maximum interest rate of 11.83% at both March 31, 2007 and December 31, 2006.

Residential Hybrid ARM Securities

As of March 31, 2007 and December 31, 2006, all of our residential hybrid ARM securities had underlying mortgage loans that were originated as 5/1 hybrid ARM loans. As of March 31, 2007 and December 31, 2006, we owned 100% of the securities that represent 100% of the beneficial interest in the 5/1 hybrid ARM loans underlying our portfolio of hybrid ARM securities. When the underlying residential hybrid mortgage loans convert from fixed rate to floating rate, the underlying mortgage loans will have an interest rate based on six-month or one-year LIBOR or one-year constant maturity treasury index, or CMT, depending upon if the underlying mortgage loan is a LIBOR- or CMT-based mortgage loan. On the date that the residential hybrid ARM loans convert from a fixed rate to a floating rate loan, which we refer to as the roll date, our portfolio of residential hybrid ARM loans will have a weighted average coupon that is the sum of (i) the post-roll date index, and (ii) the weighted average post-roll date net margin. As of March 31, 2007 and December 31, 2006, all of the mortgage loans underlying our residential hybrid ARM securities had a post-roll date index reset frequency of one year with 34% and 34%, respectively, and based on six-month or one-year LIBOR and 66% and 66%, respectively, based on one-year CMT. Our repricing risk on our portfolio of residential hybrid ARM loans increases materially if interest rates continue to increase to a level where, subsequent to the roll date, the weighted average net coupon rate approaches the weighted average post roll date maximum net interest rate of 9.43% because the post roll date weighted average net coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average post roll date maximum net interest rate of 9.43%. The weighted average coupon on the portfolio of residential hybrid securities was 4.18% and 4.18% as of March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007 and December 31, 2006, the weighted average months until roll date for the mortgage loans underlying our residential hybrid ARM securities was 21 and 24, respectively.

Residential ARM Loans

As of March 31, 2007 and December 31, 2006, all of our residential ARM loans were comprised of one-month LIBOR floating rate loans that reprice monthly and were subject to a weighted average maximum net interest rate of 11.93% and 11.92%, respectively, which was well above the then current weighted average net coupon of 6.40% and 6.43%, respectively. Our repricing risk on our portfolio of residential ARM loans increases materially if interest rates continue to increase to a level where the weighted average net coupon rate approaches the weighted average maximum interest rate, because the weighted average coupon is subject to a cap which is approximately equal to the weighted average maximum interest rate of 11.93% and 11.92%, respectively, as of March 31, 2007 and December 31, 2006.

Residential Hybrid ARM Loans

As of March 31, 2007 and December 31, 2006, all of our residential hybrid ARM loans were originated as either 3/1 or 5/1 hybrid ARM loans. When the loans convert from fixed rate to floating rate, the underlying mortgage loans will have an interest rate based on six-month or one-year LIBOR or one-year CMT. On the date that the residential hybrid ARM loans convert from a fixed rate to a floating rate loan, which we refer to as the roll date, our portfolio of residential hybrid ARM loans will have a weighted average coupon that is the sum of (i) the post-roll date index, and (ii) the weighted average post-roll date net margin. As of March 31, 2007 and December 31, 2006, all of our residential hybrid ARM loans had a post-roll date index reset frequency of one-year with 45% and 46%, respectively, based on six-month or one-year LIBOR and 55% and 54%, respectively, based on one-year CMT. Our repricing risk on our portfolio of residential hybrid ARM loans increases materially if interest rates continue to increase to a level where, subsequent to the roll date, the weighted average net coupon rate approaches the weighted average post-roll date maximum net interest rate, because the post-roll date weighted average net coupon is subject to a cap which is approximately equal to the weighted average post-roll date maximum net interest rate of 10.13%. The weighted average net coupon on the portfolio of residential hybrid loans was 4.85% and 4.85% as of March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007 and December 31, 2006, the weighted average months until roll date for the mortgage loans underlying our residential hybrid ARM securities was 31 and 33, respectively.

Corporate Loans and Securities

All of our floating rate corporate loans and securities have index reset frequencies of less than twelve months with the majority of the loans resetting at least quarterly. The weighted average coupon on our floating rate corporate loans and securities was 8.11% and 8.00% as of March 31, 2007 and December 31, 2006, respectively. As of both March 31, 2007 and December 31, 2006, the weighted average years to maturity of our floating rate corporate loans and securities was 5.9 years and 6.0 years, respectively.

As of March 31, 2007, our fixed rate corporate debt securities had a weighted average coupon of 9.78% and a weighted average years to maturity of 6.2 years, as compared to 9.75% and 6.3 years, respectively, as of December 31, 2006.

Commercial Real Estate Loans and Securities

All of our floating rate commercial real estate loans and securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate commercial real estate loans and securities was 8.16% and 8.42% as of March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007 and December 31, 2006, the weighted average years to maturity of our floating rate commercial real estate loans and securities was 2.3 years and 2.5 years, respectively.

As of March 31, 2007 our fixed rate commercial real estate loans and securities had a weighted average coupon of 7.12% and a weighted average years to maturity of 29.7 years, as compared to 7.12% and 29.9 years, respectively, as of December 31, 2006.

Portfolio Purchases

We purchased $0.4 billion and $1.9 billion par amount of investments during the quarters ended March 31, 2007 and March 31, 2006, respectively.

The table below summarizes our investment portfolio purchases for the periods indicated and includes the par amount, or face amount, of the securities and loans that were purchased:

Investment Portfolio Purchases
(Amounts in thousands)

	Three months ended March 31, 2007		Three months ended March 31, 2006
	Par Amount	%	Par Amount	%
Securities:
Residential ARM Securities	$—	—	$1,063,776	56.2%
Corporate Debt Securities	34,000	9.2	127,769	6.8
Marketable Equity Securities	17,728	4.9	10,375	0.5
Non-Marketable Equity Securities	7,500	2.1	50,936	2.7
Total Securities Principal Balance	59,228	16.2	1,252,856	66.2
Loans:
Residential ARM Loans	17,706	4.9	99,498	5.3
Corporate Loans	287,687	78.9	538,883	28.5
Total Loans Principal Balance	305,393	83.8	638,381	33.8
Grand Total Principal Balance	$364,621	100.0	$1,891,237	100.0%

Stockholders’ Equity

Our stockholders’ equity at each of March 31, 2007 and December 31, 2006 totaled $1.7 billion. Included in our stockholders’ equity as of March 31, 2007 and December 31, 2006 is accumulated other comprehensive income totaling $77.9 million and $70.5 million, respectively.

Our average stockholders’ equity and return on average stockholders’ equity for the quarter ended March 31, 2007 were $1.7 billion and 11.4%, compared to $1.7 billion and 7.4%, for the quarter ended March 31, 2006. Return on average stockholders’ equity is defined as net income divided by weighted average stockholders’ equity.

Our book value per common share as of March 31, 2007 and December 31, 2006 was $20.95 and $21.42, respectively, and were computed based on 80,464,713 shares issued and outstanding as March 31, 2007 and December 31, 2006, respectively.

On May 3, 2007, our Board of Directors declared an aggregate cash distribution of $45.1 million for the quarter ended March 31, 2007 to stockholders of record on May 17, 2007. The distribution is payable on May 31, 2007, see “Executive Overview.”  Net income for the quarter of $48.4 million exceeded the aggregate amount of the distribution of $45.1 million by $3.3 million.

Liquidity and Capital Resources

We manage our liquidity with the intention of providing the continuing ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. Based on changes in our working capital, for any given period the cash flows provided by operating activities may be less than the cumulative distributions paid on our shares for such period and such shortfall, if any, may be funded through the issuance of unsecured indebtedness or through the borrowing of additional amounts through the pledging of certain of our assets.  Our board of directors considers available liquidity when declaring distributions to shareholders.

 We believe that our liquidity level and access to additional funding is in excess of that necessary to enable us to meet our anticipated liquidity requirements including, but not limited to, funding our purchases of investments, required cash payments and additional collateral under our borrowings and our derivative transactions, required periodic cash payments related to our derivative transactions, payment of fees and expenses related to our Management Agreement, payment of general corporate expenses and general corporate capital expenditures and distributions to our stockholders. As of March 31, 2007, we owed our Manager $10.2 million for the payment of management fees and reimbursable expenses pursuant to the Management Agreement.

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

Any material event that impacts capital markets participants may also impair our ability to access additional liquidity and we may therefore be required to sell some or all of our portfolio investments in order to maintain sufficient liquidity. Such sales may be at prices lower than the carrying value of our investments, which would result in our recognition of such losses and reduced income.

In order to continue to qualify as a REIT and to eliminate corporate income taxes on the income we distribute to our stockholders, we are required to distribute 90% to 100% of our ordinary taxable income and short-term capital gains on an annual basis. However, Holdings has not elected to be treated as a REIT for U.S. federal income tax purposes and, as a result, will not be subject to any similar requirement to make distributions to its shareholders, although we understand that Holdings’ currently intends to distribute approximately 75% to 95% of its taxable income to its shareholders.  However, distributions by Holdings must be approved by, and will be subject to the sole discretion of, its board of directors and will be subject to various considerations including, but not limited to, its financial performance, liquidity requirements, distribution restrictions contained in its current or future financing facilities, its distribution yield relative to its peers and other relevant factors identified by its board of directors.

Sources of Funds

Securitization Transactions

On March 30, 2006, we closed our second $5.0 billion asset-backed secured liquidity note facility. This facility provides us with an alternative source of funding our investments in residential mortgage-backed securities by issuing asset-backed secured liquidity notes that are rated A-1+, P-1, and F1+, by Standard & Poor’s, Moody’s and Fitch Inc, respectively. Issuances of asset-backed secured liquidity notes are recorded as borrowings on our consolidated balance sheets. At March 31, 2007, we had $4.1 billion of asset-backed secured liquidity notes outstanding under this facility.

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

Repurchase Agreements

As of March 31, 2007, we had $3.6 billion outstanding on repurchase facilities with four counterparties with a weighted average effective rate of 5.43% and a weighted average remaining term to maturity of 22 days. Because we borrow under repurchase agreements based on the estimated fair value of our pledged investments, and because changes in interest rates can negatively impact the valuation of our pledged investments, our ongoing ability to borrow under our repurchase facilities may be limited and our lenders may initiate margin calls in the event interest rates change or the value of our pledged securities declines as a result of adverse changes in interest rates or credit spreads.

Secured Credit Facility

During June 2006 our $275.0 million secured revolving credit facility matured and was replaced with a $375.0 million three year senior secured revolving credit facility. During September 2006, the facility was amended to increase the total commitment amount to $800.0 million with the option to further increase the commitment amount to $900.0 million at any time so long as no default or event of default on the facility has occurred and subject to addition of new lenders, increases in the commitments of existing lenders, or a combination thereof. The new senior secured revolving credit facility matures in June 2009 and consists of two tranches. Outstanding borrowings under the senior secured revolving credit facility bear interest at either (i) an alternate base rate per annum equal to the greater of (a) the prime rate in effect on such day, and (b) the federal funds rate in effect on such day plus 0.50%, or (ii) an interest rate per annum equal to the LIBOR rate for the applicable interest period plus 0.50% for borrowings under tranche A of the facility and 0.75% for borrowings under tranche B of the facility. As of March 31, 2007, we had $25.2 million in borrowings outstanding under tranche B of this facility.

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

During September 2006, we formed KKR Financial Capital Trust IV (“Trust IV”) for the sole purpose of issuing trust preferred securities. On September 15, 2006, Trust IV issued preferred securities to unaffiliated investors for gross proceeds of $15.0 million and common securities to us for $0.5 million. The combined proceeds were invested by Trust IV in $15.5 million of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Trust IV and mature on October 30, 2036, but are callable on or after October 30, 2011. Interest is payable quarterly at a floating rate equal to three-month LIBOR plus 2.35%.

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

Capital Utilization and Leverage

As of March 31, 2007 and December 31, 2006, we had stockholders’ equity totaling $1.7 billion, and our leverage was 8.9 times and 9.1 times, respectively.

Off-Balance Sheet Commitments

The Company participates in certain financing arrangements, including bridge facilities and delayed draw facilities, whereby the Company is committed to provide funding at the discretion of the borrower up to a specific predetermined amount. As of March 31, 2007 the Company had unfunded financing commitments totaling $340.7 million.

REIT Matters

As of March 31, 2007, we believe that we qualified as a REIT under the provisions of the Code. The Code requires, among other things, that at the end of each calendar quarter at least 75% of our total assets must be “real estate assets” as defined in the Code. The Code also requires that each year at least 75% of our gross income come from real estate sources and 95% of our gross income come from real estate sources and certain other passive sources itemized in the Code, such as dividends and interest. As of March 31, 2007, we believe that we were in compliance with such requirements. As of March 31, 2007, we also believe that we met all of the REIT requirements regarding the ownership of our common stock and the distributions of our taxable income. However, the sections of the Code and the corresponding U.S. Treasury Regulations that relate to qualification and taxation as a REIT are highly technical and complex, and our qualification and taxation as a REIT depend upon our ability to meet various qualification tests imposed under the Code (such as those described above), including through actual annual operating results, asset composition, distribution levels and diversity of stock ownership. Accordingly, no assurance can be given that we have been organized and have operated, or will continue to be organized and operate, in a manner so as to qualify or remain qualified as a REIT.

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

Total taxable income is the aggregate amount of taxable income generated by us and by our domestic and foreign taxable REIT subsidiaries. REIT taxable income excludes the undistributed taxable income of our domestic taxable REIT subsidiary, which is not included in REIT taxable income until distributed to us. There is no requirement that our domestic taxable REIT subsidiary distribute its earnings to us. REIT taxable income, however, includes the taxable income of our foreign taxable REIT subsidiaries because we will generally be required to recognize and report their taxable income on a current basis. These non-GAAP financial measurements are important because we are structured as a REIT and the Code requires that we pay substantially all of our taxable income in the form of distributions to our stockholders. The non-GAAP financial measurements of total taxable income and REIT taxable income are important in the determination of the amount of the minimum distributions that we must pay to our stockholders so as to comply with the rules set forth in the Code. Because not all companies use identical calculations, this presentation of total taxable income and REIT taxable income may not be comparable to other similarly titled measures prepared and reported by other companies. The table below reconciles the differences between reported net income and total taxable income and REIT taxable income for the quarters ended March 31, 2007 and 2006:

Reconciliation of Reported GAAP Net Income to Total Taxable Income
and REIT Taxable Income
(Amounts in thousands, except per share amounts)

	Estimated for the three months ended March 31, 2007		Estimated for the three months ended March 31, 2006
	Amount	Per Share	Amount	Per Share
Reported net income	$48,424	$0.60	$30,388	$0.38
Book/tax differences adjustment for residential mortgage portfolio	(374)	—	2,093	0.03
Share-based compensation	5,838	0.07	6,783	0.09
Vesting of restricted common stock	(140)	—	—	—
Foreign exchange gains and losses	1	—	(374)	—
Gains on sales of assets to and among taxable REIT subsidiaries	364	0.01	888	0.01
Realized and unrealized derivative gains and losses	(430)	(0.01)	1,416	0.02
Book/tax difference adjustment for foreign taxable REIT subsidiaries	13,205	0.16	8,168	0.10
Other	(204)	—	204	—
Income tax expense	776	0.01	312	—
Total taxable income	67,460	0.84	49,878	0.63
Undistributed taxable income of domestic taxable REIT subsidiary	(1,471)	(0.02)	(2,184)	(0.03)
REIT taxable income	$65,989	$0.82	$47,694	$0.60
Number of common shares outstanding:
Weighted-average diluted common shares outstanding during the period	80,257		79,314

Our board of directors has adopted a policy to distribute to our stockholders amounts required to maintain our status as a REIT and to avoid federal excise taxes, in each case as discussed above. This distribution policy takes into account a number of factors, including, but not limited to, our actual results of operations, our financial condition and our total taxable income and REIT taxable income. The actual amount and timing of distributions, if any, will be at the discretion of our board of directors and may not be in even amounts throughout our fiscal year. In that regard, Holdings has not elected to be treated as a REIT for U.S. federal income tax purposes and will therefore not be subject to those provisions of the Code that require us to distribute substantially all of our taxable income in the form of distributions to stockholders in order to maintain our qualification as a REIT.  See “Executive Overview”.

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

The following table summarizes the estimated net fair value of our derivative instruments held at March 31, 2007 and December 31, 2006 (amounts in thousands):

Derivative Fair Value

	As of March 31, 2007		As of December 31, 2006
	Notional	Fair Value	Notional	Fair Value
Cash Flow Hedges:
Interest rate corridors	$728,465	$10,638	$702,369	$13,591
Interest rate swaps	4,264,167	29,248	4,567,828	45,314
Fair Value Hedges:
Interest rate swaps	32,000	(562)	32,000	13
Free-Standing Derivatives:
Interest rate swaptions	31,000	60	31,000	75
Credit default swaps—long	56,614	(185)	3,000	179
Credit default swaps—short	315,614	(271)	275,000	(797)
Total rate of return swaps	343,670	6,218	222,647	2,343
Common stock warrants	—	430	—	—
Net fair value	$5,771,530	$45,576	$5,833,844	$60,718

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

Item 4.                          Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2007. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures as of March 31, 2007 were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                        Legal Proceedings

None.

Item 1A.                 Risk Factors

You should carefully consider the risks  discussed under “Risk Factors” in the Company’s Form 10-K for fiscal year ended December 31, 2006 (the “Form 10-K”) as filed with the Securities and Exchange Commission (the “SEC”). These risks, as will as other matters discussed in this Form 10-Q, the Form 10-K and other reports and proxy statements that the Company has filed with the SEC, could materially and adversely affect its  business, financial condition and results of operations. The risks described in the  Form 10-K are not the only risks the Company faces.

Item 2 .                       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                          Submission of Matters to a Vote of Security Holders

None.

Item 5.                          Other Information

None.

Item 6.                          Exhibits

31.1*	Chief Executive Officer Certification
31.2*	Chief Financial Officer Certification
32*	Certification Pursuant to 18 U.S.C. Section 1350

*                    Such registration statement was originally filed with the Securities and Exchange Commission on April 15, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, KKR Financial Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KKR Financial Corp.

Signature	Title

/s/ SATURNINO S. FANLO	Chief Executive Officer (Principal Executive Officer)
Saturnino S. Fanlo

/s/ JEFFREY B. VAN HORN	Chief Financial Officer (Principal Financial and Accounting Officer)
Jeffrey B. Van Horn

Date: May 3, 2007